Form 10QSB
period 2006-09-30
MICRO TECH IDENTIFICATION SYSTEMS INC
filed 2006-12-05
CIK 815353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                        Commission file number 000-52174


                      Micro-Tech Identification Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         84-0853668xx
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                      1608 W. 2225 S. Woods Cross, UT 84087
                    (Address of principal executive offices)

                                 (801) 295-3400
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes X No
                                       ---   ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006: 6,935,524 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

September 30, 2006

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)




ASSETS                                        September 30, 2006

     Current assets                               $      0
                                                  ---------
          Total Current Assets                           0
                                                  ---------
TOTAL ASSETS                                             0
                                                  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                                6,030
     Related Party Payable                          29,789
                                                  ---------
          Total Current Liabilities                 35,818
                                                  ---------
               Total Liabilities                    35,818

Stockholders' Deficit
     Common stock, $.001 par value;
       authorized 50,000,000 shares; issued
       and outstanding 6,935,524                     6,936
     Additional paid in capital                    142,210
     Deficit accumulated during development stage (184,965)
                                                  ---------
          Total Stockholders' Deficit              (35,818)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $      0
                                                  =========



The accompanying notes are an integral part of these financial statements.

Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                              For the             Inception
                                         Six Months Ended        [9/24/1986]
                                              Sept. 30,            through
                                           2006            2005     9/30/06
                                      --------       ---------   ----------
Sales                                 $      0       $       0     $15,316
Cost of Sales                                0               0      11,424
                                      --------       ---------   ---------
   Gross Profit                              0               0       3,892

Operating Expenses
   Depreciation and Amortization             0               0      16,647
   General and administrative            7,357          10,000     176,907
                                      --------       ---------   ---------
     Total Operating Expenses            7,357          10,000     193,554
                                      --------       ---------   ---------
Net Operating Loss                      (7,357)        (10,000)   (189,662)

Other income
   Interest Income                           0               0       4,697
                                      --------       ---------   ---------
Net Loss before Income Taxes            (7,357)        (10,000)   (184,965)

Provision for Income/Franchise               0               0           0
                                      --------       ---------   ---------
Net Loss                              $ (7,357)      $ (10,000)  $(184,965)
                                      ========       =========   =========

Loss Per Share                        $  (0.01)      $   (0.01)  $   (0.04)

Weighted Average Shares Outstanding   6,935,524      6,569,377   5,155,432
                                      =========      =========   =========



                                               For the
                                         three months ended
                                               Sept. 30,
                                         2006            2005
Sales                                 $      0       $       0
Cost of Sales                                0               0
                                      --------       ---------
   Gross Profit                              0               0

Operating Expenses
   Depreciation and Amortization             0               0
   General and administrative            3,136          10,000
                                      --------       ---------
     Total Operating Expenses            3,136          10,000
                                      --------       ---------
Net Operating Loss                      (3,136)        (10,000)

Other income
   Interest Income                           0               0
                                      --------       ---------
Net Loss before Income Taxes            (3,136)        (10,000)

Provision for Income/Franchise Taxes -
   Notes A&C                                 0               0
                                      --------       ---------
Net Loss                              $ (3,136)      $ (10,000)
                                      ========       =========

Loss Per Share                        $  (0.01)      $   (0.01)

Weighted Average Shares Outstanding   6,935,524      6,935,524
                                      =========      =========


The accompanying notes are an integral part of these financial statements.

Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      From
                                                                    Sept. 24,
                                                                      1986
                                                                   (date of
                                                                   inception)
                                            For the Six Months      Through
                                              Ended Sept. 30        Sept. 30,
                                            2006          2005        2006
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (7,357)   $ (10,000) $ (184,965)
Increase in Accounts Payable. . . . . . .     5,828         -          6,030
Note payable to Shareholder                   1,529       25,000      29,789
                                           ----------  ----------  -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             0       15,000    (149,146)
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0       15,000      231,275
Offering Costs. . . . . . . . . . . . . .         0            0      (52,129)
Payment for the cancellation of common
Stock . . . . . . . . . . . . . . . . .           0      (30,000)     (30,000)
                                           ----------  ----------  -----------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                        0      (15,000)     149,146
                                           ----------  ----------  -----------
NET INCREASE (DECREASE) IN CASH . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0    $        0
                                           ----------  ----------  -----------


The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.   Certain information and disclosures normally included in
financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended March 31, 2006.


SUBSEQUENT EVENTS

None.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------


Results of Operations for the Six Month Periods Ended September 30, 2006
and 2005

The Company did not generate any revenues during the periods ended September 30, 2006 and 2005.

The Company had general and administrative expenses of $7,357 during the six months ended September 30, 2006, resulting in a net loss of $7,357. During the same period in 2005, the Company experienced $10,000 in general and administrative expenses resulting in a net loss of $10,000. Expenses during the first six months of 2006 and 2005 were $7,357 and $10,000 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception September 24, 1986 through September 30, 2006 was $184,965.

Results of Operations for the Three Month Periods Ended September 30, 2006 a nd 2005

The Company did not generate any revenues during the three-month periods ended September 30, 2006 and 2005.

The Company had general and administrative expenses of $3,136 during the three months ended September 30, 2006, resulting in a net loss of $3,136. During the same period in 2005, the Company experienced $10,000 in general and administrative expenses resulting in a net loss of $10,000. Expenses for the three months ended September 30, 2006 and 2005 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.


Liquidity and Capital Resources

At September 30, 2006, the Company's total assets consisted of $0. Liabilities at September 30, 2006 totaled $35,818. At March 31, 2006, the Company had total assets consisting of $0. Deficit accumulated during the development stage totaled $184,965 on September 30, 2006, compared to $177,608 at March 31, 2006. The Company currently has 6,935,524 shares of common stock at $.001 par value issued and outstanding.

Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.


Plan of Operation.
------------------
    Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

    Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

      Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

        Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

       We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

        Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

        Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

        Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

        None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Item 3.   Controls and Procedures.

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

    None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

    None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

    None.



Item 5.   Other Information.
----------------------------

    None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micro-Tech Identification Systems, Inc.


Date:  November 30, 2006
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  November 30, 2006
                                   /s/  Justin Pentelute
                                   ------------------------------
                                   Harold Jenson
                                   Vice President

Date:  November 30, 2006
                                   /s/  Andy Chudd
                                   ------------------------------
                                   Jason Jenson
                                   Treasurer/Secretary  and CFO