Form 10QSB
period 2006-12-31
MICRO TECH IDENTIFICATION SYSTEMS INC
filed 2007-02-15
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 000-52174

Micro-Tech Identification Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

84-0853668
(IRS Employer Identification No.)

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

    Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006: 6,935,524 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

December 31, 2006

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS
Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2006

Current assets	$ 0
Total Current Assets	0
TOTAL ASSETS	0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	1,225
Related Party Payables	36,430
Total Current Liabilities	37,655
Total Liabilities	37,655

Stockholders' Deficit
Common Stock, $.001 par value;
Authorized 50,000,000 shares;
Issued and Outstanding 6,935,524	6,936
Additional paid in capital	142,210
Deficit accumulated during development stage	(186,801)
Total Stockholders' Deficit	(37,655)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0
  The accompanying notes are an integral part of these financial statements.

Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	For the		Inception
	Nine Months Ended		[9/24/1986]
	Dec. 31,		Through
	2006	2005	12/31/06
Sales	$ 0	$ 0	$ 15,316
Cost of Sales	0	0	11,424
Gross Profit	0	0	3,892
Operating Expenses
Depreciation and Amortization	0	0	16,647
General and administrative	9,193	11,657	178,743
Total Operating Expenses	9,193	11,657	195,390
Net Operating Loss	(9,193)	(11,657)	(191,498)
Other income
Interest Income	0	0	4,697
Net Loss before Income Taxes	(9,193)	(11,657)	(186,801)
Provision for Income/Franchise	0	0	0
Net Loss	$(9,193)	$ (11,657)	$(186,801)
Loss Per Share	$ (0.01)	$ (0.01)	$ (0.04)
Weighted Average Shares Outstanding	6,935,524	6,569,377	5,155,432

	For the
	Three Months Ended
	Dec. 31,
	2006	2005
Sales	$ 0	$ 0
Cost of Sales	0	0
Gross Profit	0	0
Operating Expenses
Depreciation and Amortization	0	0
General and administrative	1,836	1,657
Total Operating Expenses	1,836	1,657
Net Operating Loss	(1,836)	(1,657)
Other income
Interest Income	0	0
Net Loss before Income Taxes	(1,836)	(1,657)
Provision for Income/Franchise Taxes -
Notes A&C	0	0
Net Loss	$ (1,836)	$(1,657)
Loss Per Share	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding	6,935,524	6,935,524

The accompanying notes are an integral part of these financial statements.

Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From
			Sept. 24,
			1986
			(date of
			inception)
	For the Nine Months		Through
	Ended Dec. 31		Dec. 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (9,193)	$ (11,657)	$ (186,801)
Increase in Accounts Payable	1,024	0	1,225
Note payable to Shareholder	8,169	26,657	36,430
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	0	15,000	(149,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	15,000	231,275
Offering Costs	0	0	(52,129)
Payment for the cancellation of common
Stock	0	(30,000)	(30,000)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	0	(15,000)	149,146
NET INCREASE (DECREASE) IN CASH	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$ 0	$ 0	$ 0
The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTE

    The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended March 31, 2006.

SUBSEQUENT EVENTS

None.

Item 2.        Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------------------------

Results of Operations for the Nine Month Periods Ended December 31, 2006 and 2005

    The Company did not generate any revenues during the periods ended December 31, 2006 and 2005.

    The Company had general and administrative expenses of $9,193 during the nine months ended December 31, 2006, resulting in a net loss of $9,193. During the same period in 2005, the Company experienced $11,657 in general and administrative expenses resulting in a net loss of $11,657. Expenses during the first nine months of 2006 and 2005 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception September 24, 1986 through December 31, 2006 was $186,801.

Results of Operations for the Three Month Periods Ended December 31, 2006 and 2005:

    The Company did not generate any revenues during the three-month periods ended December 31, 2006 and 2005.

    The Company had general and administrative expenses of $1,836 during the three months ended December 31, 2006, resulting in a net loss of $1,836. During the same period in 2005, the Company experienced $1,657 in general and administrative expenses resulting in a net loss of $1,657. Expenses for the three months ended December 31, 2006 and 2005 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources:

    At December 31, 2006, the Company's total assets consisted of $0. Liabilities at December 31, 2006 totaled $37,655. At March 31, 2006, the Company had total assets consisting of $0. Deficit accumulated during the development stage totaled $186,801 on December 31, 2006, compared to $177,608 at March 31, 2006. The Company currently has 6,935,524 shares of common stock at $.001 par value issued and outstanding.

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

Plan of Operation:
----------------------
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

    We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, and members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

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
----------------------------------

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
------------------------------------------------------------------------------------

None; not applicable.

Item 3. Defaults Upon Senior Securities.
---------------------------------------------------

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------------------

None.

Item 5. Other Information.
None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.
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

Micro-Tech Identification Systems, Inc.

Date: February 14, 2007
/s/ Jeff D. Jenson
------------------------------
Jeff D. Jenson
President and CEO

Date: February 14, 2007
/s/ Justin Pentelute
------------------------------
Justin Pentelute
Vice President

Date: February 14, 2007
/s/ Andy Chudd
------------------------------
Andy Chudd
Treasurer/Secretary and CFO