Form 10KSB
period 2007-03-31
MICRO TECH IDENTIFICATION SYSTEMS INC
filed 2007-06-28
CIK 815353

OMB APPROVAL
OMB Number:3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response1646
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52174

MICRO-TECH IDENTIFICATION SYSTEMS, INC.

(Name of small business issuer in its charter)

NEVADA	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1608 W 2225 S, Woods Cross, UT	84087
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (801) 295-3400

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [     ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No [     ]

State issuer's revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On June 25, 2007 the aggregate market value of the voting stock of Micro-Tech Identification Systems, Inc. held by non-affiliates of the registrant was approximately $51.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [     ]     No [     ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   Approximately 175,588 shares of common stock, $.001 par value issued and outstanding as of June 25, 2007. A Forty-to-one reverse stock split occurred on June 25, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [     ] ; No ☒

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Micro-Tech Identification Systems, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "may," "will," "expect," "believe," "anticipate," "intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

PART I

Item 1. Description of Business.

Our History

Micro-Tech Identification Systems, Inc. ("MicroTech," the "Company," "we," "us," and "our" or words of similar import) was organized pursuant to the laws of the State of Nevada on September 24, 1986, with an authorized capital of $50,000 divided into 50,000,000 shares of common stock, par value of $0.001 per share. We were formed for the primary purpose of engaging in any lawful business, and to design, manufacture and market advanced identification systems.

On June 25, 2007, the Company effected a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") were reverse split on a 1-for-40 share basis, with no shareholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split. The Company also effected an amendment to the Articles of Incorporation that increased the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and added the following four new Articles to our Articles of Incorporation, Article XI- Indemnification, Article XII- Acquisition Of Controlling Interest and Article XIII- Combinations With Interested Stockholders, and Article XIV-Authority of Board of Directors to Change the Corporate Name.

All share and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

Our Business

MicroTech intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

      - available technical, financial and managerial resources;
      - working capital and other financial requirements;
      - the history of operations, if any;
      - prospects for the future;
      - the nature of present and expected competition;
      - the quality and experience of management services which may be available and the depth of the management;
      - the potential for further research, development or exploration;
      - the potential for growth and expansion;
      - the potential for profit;
      - the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

      - descriptions of product, service and company history; management resumes;
      - financial information;
      - available projections with related assumptions upon which they are based;
      - an explanation of proprietary products and services;
      - evidence of existing patents, trademarks or service marks or rights thereto;

      - present and proposed forms of compensation to management;
      - a description of transactions between the prospective entity and its affiliates;
      - relevant analysis of risks and competitive conditions;
      - a financial plan of operation and estimated capital requirements;
    and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not have any employees and do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.

Subsequent Events

The Company has identified a business opportunity that it plans to pursue. However, as of the date of this filing of this Form 10-KSB, it has not entered into a definitive agreement concerning an acquisition or merger, and management can not assure you that any transaction will be finalized. Management intends to and plans to disclose significant developments as they occur. In addition our trading symbol "MCTC" has recently been approved for trading on the OTCBB.

On June 25, 2007, the Company effected a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") were reverse split on a 1-for-40 share basis, with no shareholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split. The Company also effected an amendment to the Articles of Incorporation increased the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and added the following four new Articles to our Articles of Incorporation, Article XI- Indemnification, Article XII- Acquisition Of Controlling Interest and Article XIII- Combinations With Interested Stockholders, and Article XIV-Authority of Board of Directors to Change the Corporate Name.

All share and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

Item 2. Description of Property.

We do not currently own any property. We utilize office space in Woods Cross, Utah where our president provides office space at no charge. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Company recently was approved for trading on the OTCBB under the symbol "MCTC". There has yet to be any established public market for shares of common stock of our Company. No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of restricted securities (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares that come within the interpretations of the Wulff Letter or otherwise. See the heading "Recent Sales of Unregistered Securities," below.

Rule 144

In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted shares of our common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of either of the following:

  1% of the total number of shares of common stock then outstanding, the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also limited by manner of sale provisions and notice requirements and to the availability of current public information about us.

Rule 144(k)

Under Rule 144(k), a person who is not deemed to have been one of our affiliates at the time of or at any time during the three months preceding a sale, and who has beneficially owned the restricted shares proposed to be sold for at least two years, including the holding period of any prior owner other than an affiliate, is entitled to sell their shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

SEC position on Rule 144 sales

The SEC has taken the position that promoters or affiliates of a blank check company and their transferees, both before and after a business combination, would act as "underwriters" under the Securities Act when reselling the securities of a blank check company. Based on that position, Rule 144 would not be available for resale transactions despite technical compliance with the requirements of Rule 144, and such securities can be resold only through a registered offering.

Holders

The number of record holders of our Company's common stock as of the year ended June 25, 2007 was approximately 100.

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of "Restricted Securities"

In May 2005, the Company sold 125,000 shares of restricted stock to Tryant, LLC for $15,000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Plan of Operation

The Company had limited operations and generated no revenue for the years ended March 31, 2007 and 2006.

The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended March 31, 2007 and 2006 were $13,416 and $13,462 respectively. Net loss for the fiscal year ended March 31, 2007 was $13,416 compared to $13,462 for the same period in 2006. Expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business. Please see Item 1, "Subsequent Events".

During 2007 and 2006, the Company was loaned a total of $38,434 from a shareholder of the Company. These loans are non-interest bearing, unsecured and payable on demand.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of March 31, 2007, the Company had no cash and no other assets. Liabilities were $41,878 as of March 31, 2007 and consisted of $3,444 in accounts payable, $38,434 in notes payable to related parties. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 16.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no other further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2007.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Name	Age	Positions	Since
Jeff Jenson	36	President and Director	Sept. 2005
Justin Pentelute	23	Vice President and Director	Sept. 2005
Andy Chudd	57	Secretary/Treasurer/Director	Sept. 2005

The following is information on the business experience of each officer and director:

Jeff D. Jenson, age 36, is the Managing Director of Tryant, LLC. Mr. Jenson has been a financial consultant to development stage businesses and public corporations for the past ten years. Formerly, Mr. Jenson was president of Jenson Services, a Utah merger and acquisition corporation. During his tenure at Jenson Services, Inc., Mr. Jenson completed upwards of 30 reorganizations at a rate of three to five transactions per year. Mr. Jenson was the founder of Vic's Nutritional Products, Inc., which owned interests in twenty retail locations in shopping malls throughout the U.S. He was President and a director of Lentec Imaging, Inc. until July 2006. Mr. Jenson is also a director of I/Net, INc. and Woods Cross Holding Corp, neither is a reporting entity at this time.

Justin Pentelute, age 23, has been a realtor in Eureka, Montana since January, 2005. From February, 2002 to January, 2005, Mr. Pentelute was a furniture salesman at RC Willey in Henderson, Nevada. Prior to that he was a manager at Logs 4 Life in Grand Junction, Colorado from 2001-2002.

Andrew A. Chudd, age 57. Since June of 2001 Andrew has been a member of the Board of Directors of Intermountain Therapy Animals a 501(c)3 charitable organization and Utah's oldest and largest organization providing animal-assisted therapy; his duties are limited to attending board meetings and providing marketing advice. Since February of 2002 Andrew has been a Director and COO of Maui Tan, Inc. his primary duties are to oversee the day to day operations of four tanning salons. Since December of 2004 Andrew has been the Executive Director of Bands For Freedom Foundation, Inc. a 501 (c) 3 charitable organization that was created to educate the public as to the needs of our military personnel and their families, and to raise money to meet those needs; his primary duties are related to marketing and creating strategic relationships to help raise public awareness of the organization. Since 2006 Andrew has been doing independent consulting for Express Appraisals in Orem Utah his primary duties are marketing appraisal services to mortgage companies.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Involvement in Certain Legal Proceedings

None.

Board and Committee Meetings

None.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Code of Ethics

We have not adopted a code of conduct as we are not required to do so.

Audit Committee

The Company has no separately designated standing audit committee nor another committee performing similar functions. The Board of Directors acts as the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have operations we believe the services of a financial expert are not warranted.

Item 10. Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended March 31, 2007 and 2006. The following table summarizes all compensation for fiscal years 2007 and 2006 received by our Chief Executive Officer or President, and all officers who earned more than $100,000 in fiscal year 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation Earnings($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeff Jenson	2007	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
President	2006	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
	2005	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Justin Pentelute	2007	—	—	—	—	—	—	—	—
Vice President	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Andy Chudd	2007	—	—	—	—	—	—	—	—
Secretary	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended March 31, 2007.

DIRECTOR COMPENSATION
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation Earnings($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeff Jenson	2007	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
President	2006	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
	2005	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Justin Pentelute	2007	—	—	—	—	—	—	—	—
Vice President	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
Andy Chudd	2007	—	—	—	—	—	—	—	—
Secretary	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no Equity Compensation Plan.

The following tables set forth, as of June 25, 2007, certain information regarding the ownership of the Company's capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of June 25, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 175,588 shares of the Common Stock issued and outstanding as of June 25, 2007.

Title of Class	Name and Address Of Beneficial Owners	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common Stock	Jeff Jenson (1)	125,000	72.1%
	Justin Pentelute	--	--

	Andy Chudd	--	--

	All officers and directors as a group (3 persons)	125,000	72.1%

(1) Jeff Jenson, our President and director, is the Managing Director of Tryant, LLC which owns 125,000 shares of Common Stock and is considered the beneficial owner of these shares.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons.

As of June 25, 2007, Tryant, LLC, of which Jeff Jenson, our President and a Director is a Managing Director, has loaned the Company $38,434. The loans are due upon demand.

The Company utilizes office space at 1608 W 2225 S, Woods Cross, UT 84087, provided by Jeff Jenson, our President and Director. It does not pay rent for this office space.

Director Independence

None of members of the Board of Directors are deemed to be independent.

Item 13. Exhibits.
Exhibit #	Title	Location
3.1	Articles of Incorporation of Micro-Tech Identification Systems, Inc.	*
3.2	Bylaws	*
3.3	Certificate of Amendment to the Articles of Incorporation of Micro-Tech Identification Systems, Inc.	**
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

* Incorporated by reference. Filed as exhibit to Form 10-SB filed August 10, 2006.

** Incorporated by reference to Exhibit "A" of the Information Statement on Schedule 14C filed on June 5, 2007.

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,114 for fiscal year ended 2007 and $0 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2007 was $285 and $0 for 2006.

All Other Fees

There were $76 in other fees billed in 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Micro-Tech Identification Systems, Inc.

Date: June 27, 2007
/s/Jeff Jenson
Jeff Jenson
Chief Executive Officer

Date: June 27, 2007
/s/Andy Chudd
Andy Chudd
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2007
/s/Jeff Jenson
Jeff Jenson
Chief Executive Officer

Date: June 27, 2007
/s/Andy Chudd
Andy Chudd
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Micro-Tech Identification Systems, Inc.

We have audited the accompanying balance sheets of Micro-Tech Identification Systems, Inc. [a development stage company] as of March 31, 2007, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years ended March 31, 2007 and 2006, and for the period from inception [September 24, 1986] through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Tech Identification Systems, Inc. as of March 31, 2007, and the results of operations and cash flows for the years ended March 31, 2007 and 2006, and for the period from inception [September 24, 1986] through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Micro-Tech Identification Systems, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses and has not had significant operations since inception. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC
Salt Lake City, Utah
June 12, 2007

Micro-Tech Identification Systems, Inc.
[A Development Stage Company]
Balance Sheet
March 31, 2007

Assets
Current Assets
Cash and cash equivalents	$ -
Total Current Assets	-

Total Assets	$ -

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$ 3,444
Related Party Payables - Note 6	38,434
Total Current Liabilities	41,878
Total Liabilities	$ 41,878

Stockholders' Deficit
Preferred Stock - 10,000,000 shares authorized
having a par value of $.001 per share;
No shares issued and outstanding - Note 4	-
Common Stock - 100,000,000 shares authorized
having a par value of $.001 per share;
175,588 shares issued and outstanding - Note 4	176
Additional paid-in capital	148,970
Deficit accumulated during the development stage	(191,024)
Total Stockholders' Deficit	(41,878)
Total Liabilities and Stockholders' Deficit	$ -

See accompanying notes to financial statements

Micro-Tech Identification Systems, Inc.
[A Development Stage Company]
Statements of Operations
For the Years Ended March 31, 2007 and 2006, and
for the Period from Inception [September 24, 1986] through March 31, 2007

			For the Period
			from Inception
			[Sept. 24, 1986]
			through
	2007	2006	Mar. 31, 2007
Revenues	$ -	$ -	$ 15,316
Cost of Goods Sold	-	-	11,424
Gross Profit	-	-	3,892

Depreciation	-	-	16,647
General and Administration Expenses	13,416	13,462	182,966

Operating Income	(13,416)	(13,462)	(195,721)

Other Income and Expense	-	-	4,697

Loss before income taxes	(13,416)	(13,462)	(191,024)
Provision for income taxes	-	-	-

Net Income (Loss)	$(13,416)	$(13,462)	$(191,024)

Net Loss per Share -Basic and Diluted	$ (0.08)	$ (0.08)
Weighted average number
of common shares outstanding -Basic and Diluted	175,588	168,800

See accompanying notes to financial statements

Micro-Tech Identification Systems, Inc.
[A Development Stage Company]
Statement of Stockholders' Deficit
For the Period from Inception [September 24, 1986] through March 31, 2007

	Common	Stock
	Shares	Par	Paid in	Retained	Stockholders'
	Issued	Amount	Capital	Deficit	Deficit
Balance, September 24, 1986	-	$ -	$ -	$ -	$ -

Common Stock issued for cash on September 24, 1986 for $0.10 per share	105,000	105	10,895	-	11,000

Issuance of shares of Common Stock to the public for $10 per share	20,528	21	205,254	-	205,275

Deferred offering costs offset against additional paid-in capital	-	-	(52,129)	-	(52,129)

Net loss from inception on September 24, 1986 through April 30, 1987	-	-	-	(3,438)	(3,438)
	125,528	126	164,020	(3,438)	160,708

Net loss for the period ended April 30, 1988	-	-	-	(94,487)	(94,487)
	125,528	126	164,020	(97,925)	66,221

Net loss for the period ended April 30, 1989	-	-	-	(75,539)	(75,539)
	125,528	126	164,020	(173,464)	(9,318)

Net income for the period ended April 30, 1990	-	-	-	9,318	9,318
	125,528	126	164,020	(164,146)	-

Net loss for the periods ended April 30, 1991 to March 31, 2005	-	-	-	-	-
	125,528	126	164,020	(164,146)	-

Cancellation of shares for cash in May 2005	(35,948)	(36)	(29,964)	-	(30,000)
Cancellation of shares in May 2005	(41,878)	(43)	(3,421)	-	-
Re-issuance of shares in May 2005	2,125	2	(2)	-	-
Issuance of shares for cash in May 2005 for $0.12 per share	125,000	125	14,875	-	15,000
Net Loss for the period ended March 31, 2006	-	-	-	(13,462)	(13,462)
	173,388	173	148,973	(177,608)	(28,462)
Rounding Shares from Reverse Stock Split	2,200	3	(3)	-	-

Net Loss for the period ended March 31, 2007	-	-	-	(13,416)	(13,416)
Balance at March 31, 2007	$175,588	$176	$148,970	$(191,024)	$(41,878)

See accompanying notes to financial statements.

Micro-Tech Identification Systems, Inc.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended March 31, 2007 and 2006, and
for the Period from Inception [September 24, 1986] through March 31, 2007

			From
			Inception
			[Sept. 24, 1986]
			through
			March 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net Loss	$ (13,416)	(13,462)	(191,024)
Adjustments to reconcile income (loss)
to net cash provided by operating activities:
Depreciation	-	-	16,647
Increase/(decrease) in accounts payable	3,242	202	3,444
Increase/(decrease) in related party payable	10,174	28,260	38,434
Net Cash From Operating Activities	-	15,000	(132,499)
Cash Flows From Investing Activities
Acquisition of Fixed Assets	-	-	(16,647)
Net Cash From Investing Activities	-	-	(16,647)

Cash Flows From Financing Activities
Proceeds from stock issuance	-	15,000	231,275
Offering Costs	-	-	(52,129)
Payment for the Cancellation of Common Stock	-	(30,000)	(30,000)
Net Cash From Financing Activities	-	(15,000)	149,146

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$ -	-	-

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

Micro-Tech Identification Systems, Inc.
[A Development Stage Company]
Notes to the Financial Statements
March 31, 2007

NOTE 1 - ORGANIZATION

The Company, a Nevada Corporation, was incorporated on September 24, 1986, and is in the development stage. The planned operation of the company was to market a newly developed personalized, hidden, tamper-proof security and identification system for self-installation in homes and small businesses.

This business was abandoned in 1995 and the Company has no operating business at this time.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method
The Company's financial statements are prepared using accounting principles generally accepted in the United States.

b. Provision for Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

c. Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Basic Loss Per Common Share
Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.

f. Impact of New Accounting Standards
In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending March 31, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and beginning with the Company's Annual Report for the year ending March 31, 2009, that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

The FASB issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, ("SFAS No. 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on April 1, 2007 and does not presently expect that it will have a material effect on the financial position or results of operations.

In September 2006, the FASB issued "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157, but does not presently expect that it will have a material effect on the financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the financial position or results of operations.

g. Revenue Recognition
The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company records an account receivable for revenue earned but net yet collected. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations during the period ended March 31, 2007 were unprofitable. These factors raise substantial doubt about its ability to continue as a going concern.

The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 of $.001 par value preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors. There are no shares issued or outstanding.

Common Stock

In May of 2005, the Company entered into Letter Agreements with each member of the Board of Directors. The former president received $30,000 in cash for the cancellation of his 35,948 shares of Company stock along with his resignation as director of the Board. Agreements were made with the other members of the Board in which their 43,316 shares of Company stock were cancelled and they resigned from the Board. In return these members were re-issued 2,125 shares of Company stock. Along with these agreements, another individual was designated as a new director of the Board and was issued 125,000 shares of common stock for $15,000 in cash.

NOTE 5 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased to $4,032 in the current year from $2,692 from the prior year.

Deferred Tax Asset	Balance	Tax	Rate
Federal loss carryforward (expires through 2027)	$ 26,878	$ 4,032	15%
Valuation allowance		(4,032)
Deferred tax asset		$ -

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:
	For the years	ended March 31,
	2007	2006
Statutory Benefit (Expense)	$2,012	$2,692
Increase in Valuation Allowance	(2,012)	(2,692)
Reported provision for Income Taxes	$ -	$ -

NOTE 6 - RELATED PARTY PAYABLES

Tryant, LLC, whose managing member is a director of the Company, has paid expenses on behalf of the Company and has advanced money for the purpose of paying operating expenses and providing working capital in the amount of $38,434. The outstanding balance is unsecured, non-interest bearing, and payable on demand.

NOTE 7 - REVERSE STOCK SPLIT

On June 25, 2007, the Company effected a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") were reverse split on a 1-for-40 share basis, with no shareholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split.

All share and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

NOTE 8 - SUBSEQUENT EVENTS

The Company has identified a business opportunity that it plans to pursue. However, as of the date of the issuance of these financial statements, it has not entered into a definitive agreement concerning an acquisition or merger, and it can not ensure that any transaction will be finalized. Management intends to and plans to disclose significant developments as they occur.