Form 10QSB
period 2007-06-30
MICRO TECH IDENTIFICATION SYSTEMS INC
filed 2007-08-14
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 000-52174

Micro-Tech Identification Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

80-0137632
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 175,588 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

June 30, 2007

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS
Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(UNAUDITED)

ASSETS	June 30, 2007

Current assets	$ 0
Total Current Assets	0
TOTAL ASSETS	0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	6,663
Related Party Payables	43,710
Total Current Liabilities	50,373
Total Liabilities	50,373

Stockholders' Deficit
Preferred Stock, $.001 par value;
Authorized 10,000,000 shares;
No Shares Issued and Outstanding	0
Common Stock, $.001 par value;
Authorized 100,000,000 shares;
Issued and Outstanding 175,588	176
Additional paid in capital	148,970
Deficit accumulated during development stage	(199,519)
Total Stockholders' Deficit	(50,373)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0
  The accompanying notes are an integral part of these financial statements.

Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	For the	For the	Inception
	Three Months	Three Months	[9/24/1986]
	Ended June 30,	Ended June 30,	Through
	2007	2006	6/30/07
Sales	$ 0	$ 0	$ 15,316
Cost of Sales	0	0	11,424
Gross Profit	0	0	3,892
Operating Expenses
Depreciation and Amortization	0	0	16,647
General and administrative	8,495	4,221	191,461
Total Operating Expenses	8,495	4,221	208,108
Net Operating Loss	(8,495)	(4,221)	(204,216)
Other income
Interest Income	0	0	4,697
Net Loss before Income Taxes	(8,495)	(4,221)	(199,519)
Provision for Income/Franchise	0	0	0
Net Loss	$(8,495)	$ (4,221)	$(199,519)
Loss Per Share	$ (0.05)	$ (0.02)	$ (1.53)
Weighted Average Shares Outstanding	175,588	175,588	130,716

The accompanying notes are an integral part of these financial statements.

Micro-Tech Identification Systems, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From
			Sept. 24,
			1986
			(date of
	For the	For the	inception)
	Three Months	Three Months	Through
	Ended June 30,	Ended June 30,	June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (8,495)	$ (4,221)	$ (199,519)
Increase in Accounts Payable	3,219	3,444	6,663
Note payable to Shareholder	5,276	777	43,710
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	0	0	(149,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	231,275
Offering Costs	0	0	(52,129)
Payment for the cancellation of common
Stock	0	0	(30,000)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	0	0	149,146
NET INCREASE (DECREASE) IN CASH	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$ 0	$ 0	$ 0
The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTE

    The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended March 31, 2007.

REVERSE STOCK SPLIT
On June 25, 2007 the Company, with the authorization of the Board of Directors and majority shareholder of Micro-Tech Identification Systems, Inc., effected a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") were reverse split on a 1-for-40 share basis, with no shareholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split. This stock split has been retroactively applied to all periods presented. The Company also effected an amendment to the Articles of Incorporation increasing the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and added the following four new Articles to our Articles of Incorporation, Article XI- Indemnification, Article XII- Acquisition Of Controlling Interest and Article XIII- Combinations With Interested Stockholders, and Article XIV-Authority of Board of Directors to Change the Corporate Name.

RECENT ACCOUNTING PRONOUNCEMENTS
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

SUBSEQUENT EVENTS

None.

 Item 2.        Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------------------------

Results of Operations for the Three Month Periods Ended June 30, 2007 and 2006

    The Company did not generate any revenues during the periods ended June 30, 2007 and 2006.

    The Company had general and administrative expenses of $8,495 during the three months ended June 30, 2007, resulting in a net loss of $8,495. During the same period in 2006, the Company experienced $4,211 in general and administrative expenses resulting in a net loss of $4,221. Expenses during the first three months of 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception September 24, 1986 through June 30, 2007 was $199,519.

Liquidity and Capital Resources:

     At June 30, 2007, the Company's total assets consisted of $0 and liabilities at June 30, 2007 totaled $50,373. At March 31, 2007, the Company had total assets consisting of $0 and liabilities of $41,878. Deficit accumulated during the development stage totaled $199,519 on June 30, 2007, compared to $191,024 at March 31, 2007. The Company currently has 175,588 shares of common stock at $.001 par value issued and outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------------------
On June 25, 2007 the Company, with the authorization of the Board of Directors and majority shareholder of Micro-Tech Identification Systems, Inc., effected a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") were reverse split on a 1-for-40 share basis, with no shareholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split. The Company also effected an amendment to the Articles of Incorporation increased the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and added the following four new Articles to our Articles of Incorporation, Article XI- Indemnification, Article XII- Acquisition Of Controlling Interest and Article XIII- Combinations With Interested Stockholders, and Article XIV-Authority of Board of Directors to Change the Corporate Name.

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

Date: July xx, 2007
/s/ Jeff D. Jenson
------------------------------
Jeff D. Jenson
President and CEO

Date: July xx, 2007
/s/ Justin Pentelute
------------------------------
Justin Pentelute
Vice President

Date: July xx, 2007
/s/ Andy Chudd
------------------------------
Andy Chudd
Treasurer/Secretary and CFO