Form 10QSB/A
period 2007-06-30
MICRO TECH IDENTIFICATION SYSTEMS INC
filed 2007-08-15
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Date: August 14, 2007
/s/ Jeff D. Jenson
------------------------------
Jeff D. Jenson
President and CEO

Date: August 14, 2007
/s/ Andy Chudd
------------------------------
Andy Chudd
Treasurer/Secretary and CFO