Form 10QSB
period 2007-09-30
Amnutria Dairy Inc.
filed 2007-11-19
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
Commission file number: 000-52174

AMNUTRIA DAIRY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia 20190
(Address of principal executive offices)

(703) 867-9247
(Issuer’s telephone number)

Micro-Tech Identification Systems, Inc. 1608 W. 2225 S. Woods Cross, Utah 84087
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 15, 2007, the issuer had 29,296,832 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

QUARTERLY REPORT ON FORM 10-QSB
OF AMNUTRIA DAIRY INC. AND SUBSIDIARIES

EXPLANATORY NOTE

On October 12, 2007, the Company filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (the “Form 8-K”), with respect to the Agreement and Plan of Reorganization and Merger by and among the Company, AIDH Acquisition, Inc., a newly formed, wholly-owned Nevada subsidiary of the Company (“Acquisition Sub”), Tryant LLC, the majority shareholder of the Company, and American International Dairy Holding Co., Inc., a privately-held Nevada corporation (“AIDH”), whereby, effective as of October 9, 2007, Acquisition Sub was merged with and into AIDH, and AIDH became a wholly-owned subsidiary of the Company. Immediately following the Merger, the Company changed its name from “Micro-Tech Identification Systems, Inc.” to “Amnutria Dairy Inc.” and succeeded to the business of AIDH as its sole line of business.

This Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007, relates to the Company’s business and operations prior to the Merger. Simultaneously with the filing of this 10-QSB, the Company is filing an amendment to the Form 8-K in order to include condensed consolidated financial statements, and related notes, for AIDH and its operating subsidiaries, for the fiscal quarters ended September 30, 2007 and 2006.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AMNUTRIA DAIRY INC.
F/K/A MICRO-TECH IDENTIFICATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2007
ASSETS
Current assets	$0
Total Current Assets	0
TOTAL ASSETS	0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	7,875
Related Party Payables	32,483
Total Current Liabilities	40,358
Total Liabilities	40,358

Stockholders' Deficit
Preferred Stock, $.001 par value; Authorized 10,000,000 shares; Issued and Outstanding 0 shares	0
Common Stock, $.001 par value; Authorized 100,000,000 shares; Issued and Outstanding 694,424	695
Additional paid in capital	161,422
Deficit accumulated during development stage	(202,475)
Total Stockholders' Deficit	(40,358)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0

The accompanying notes are an integral part of these financial statements.

AMNUTRIA DAIRY INC.
F/K/A MICRO-TECH IDENTIFICATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		From Inception 9/24/1986 Through
	2007	2006	2007	2006	9/30/07
Sales	$0	$0	$0	$0	$15,316
Cost of Sales	0	0	0	0	11,424
Gross Profit	0	0	0	0	3,892
Operating Expenses
Depreciation and Amortization	0	0	0	0	16,647
General and administrative	2,956	3,136	11,451	7,357	194,417
Total Operating Expenses	2,956	3,136	11,451	7,357	211,064
Net Operating Loss	(2,956)	(3,136)	(11,451)	(7,357)	(207,172)
Other income
Interest Income	0	0	0	0	4,697
Net Loss before Income Taxes	(2,956)	(3,136)	(11,451)	(7,357)	(202,475)
Provision for Income/Franchise	0	0	0	0	0
Net Loss	$(2,956)	$(3,136)	$(11,451)	$(7,357)	$(202,475)
Loss Per Share	$(0.01)	$(0.02)	$(0.04)	$(0.04)
Weighted Average Shares Outstanding	435,016	175,588	262,061	175,588

The accompanying notes are an integral part of these financial statements.

AMNUTRIA DAIRY INC.
F/K/A MICRO-TECH IDENTIFICATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From Sept. 24,
			1986
			(date of
			inception)
	For the Six Months		Through
	Ended Sept. 30		Sept. 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,451)	$(7,357)	$(202,475)
Depreciation	0	0	16,647
Increase in Accounts Payable	4,430	5,828	7,875
Note payable to Shareholder	7,021	1,529	45,454
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	0	0	(132,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fixed Assets	0	0	(16,647)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	0	0	(16,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	231,275
Offering Costs	0	0	(52,129)
Payment for the cancellation of common Stock	0	0	(30,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	0	0	149,146
NET INCREASE (DECREASE) IN CASH	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

Significant Non-cash Transaction
Conversion of Related Party Note into Equity	$12,971	0	$12,971

Supplemental Information:
Cash paid for income taxes	0	0	0
Cash paid for interest	0	0	0

The accompanying notes are an integral part of these financial statements.

AMNUTRIA DAIRY INC.
F/K/A MICRO-TECH IDENTIFICATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of Amnutria Dairy Inc. f/k/a Micro-Tech Identification Systems, Inc (the “Company”) for the fiscal year ended March 31, 2007.

NOTE 2 - REVERSE STOCK SPLIT

On June 25, 2007 the Company, with the authorization of the Board of Directors and majority shareholder of Micro-Tech Identification Systems, Inc., effected a reverse stock split whereby all outstanding shares of the Company’s $0.001 par value common stock (“Common Stock”) were reverse split on a 1-for-40 share basis, with no shareholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split. This stock split has been retroactively applied to all periods presented. The Company also effected an amendment to the Articles of Incorporation increasing the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company’s Board of Directors; and added the following four new Articles to our Articles of Incorporation, Article XI- Indemnification, Article XII- Acquisition Of Controlling Interest and Article XIII- Combinations With Interested Stockholders, and Article XIV-Authority of Board of Directors to Change the Corporate Name.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

NOTE 4 - RELATED PARTY PAYABLES

Tryant, LLC (“Tryant”), the majority shareholder of the Company, whose managing member is a director of the Company, has paid expenses on behalf of the Company and has advanced money to the Company for the purpose of paying operating expenses and providing working capital. As of August 30, 2007, the amount due to Tryant from the Company was $12,971. This outstanding balance was unsecured, non-interest bearing, and payable on demand.

As of August 30, 2007, the Company issued 518,856 “restricted” shares of Common Stock to Tryant, LLC in exchange for debt retirement in the amount of $12,971. Following the issuance of the above shares, Tryant owned 643,856 shares of Common Stock of the Company.

NOTE 5 - SUBSEQUENT EVENTS

Merger

On October 9, 2007, the Company, entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with AIDH Acquisition, Inc., a newly formed, wholly-owned Nevada subsidiary of the Company (“Acquisition Sub”), Tryant, and American International Holding Co., Inc., a privately-held Nevada corporation (“AIDH”). Upon consummation of the merger transaction contemplated under the Merger Agreement (the “Merger”), among other things:

•	Acquisition Sub merged with and into AIDH, and AIDH, as the surviving corporation, became a wholly-owned subsidiary of the Company;

•
each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of the Company’s Common Stock (an aggregate of 24,305,546 shares of the Company’s Common Stock were issued to the holders of AIDH’s capital stock);

•	AIDH’s officers and directors replaced the Company’s officers and directors as officers and directors for the Company; and

•	the Company succeeded to the business of AIDH as its sole line of business.

Private Offerings

On October 9, 2007 (the “Closing Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “First Investor”), pursuant to which the Company sold the First Investor 1,333,333 units of securities of the Company, consisting of: (i) 1,333,333 shares of Common Stock, (ii) three-year warrants to purchase 266,667 additional shares of Common Stock, at an exercise price of $0.94 per share, and (iii) two-year warrants to purchase 1,333,333 additional shares of Common Stock, at an exercise price of $1.50 per share (collectively (ii) and (iii), the “First Investor Warrants”), for an aggregate purchase price of $1,000,000 (the “First Offering”).

In addition, on the Closing Date, the Company entered into a Securities Purchase Agreement with certain additional accredited investors (the “Initial Purchasers”), for the purchase and sale, in one or more closings to occur on or prior to October 31, 2007 (each, a “Closing”), of units of securities of the Company aggregating a minimum of $3,000,000 and a maximum of $8,000,000 (the “Units”), each Unit to consist of: (i) one (1) share of the Company’s Common Stock; (ii) a warrant to purchase that number of shares of the Company’s Common Stock equal to twenty (20%) percent of the principal dollar amount of the Units purchased, divided by the Unit Purchase Price (rounded to the nearest whole share); and (iii) a warrant to purchase that number of shares of the Company’s Common Stock equal to one hundred (100%) percent of the principal dollar amount of the Units purchased, divided by the Unit Purchase Price (rounded to the nearest whole share), for a purchase price of $1.63 per Unit.

As of the Closing Date, the Company sold an aggregate of 2,061,227 Units to the Initial Purchasers, consisting of (i) 2,061,227 shares of Common Stock, (ii) three-year warrants to purchase 412,245 additional shares of Common Stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) two-year warrants to purchase 2,061,227 additional shares of Common Stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement”).

On October 19, 2007 (the “Additional Closing Date”), the Company entered into Purchase Agreements with certain additional accredited investors (the “Additional Purchasers”), pursuant to which it sold to the Additional Purchasers 2,846,746 Units, consisting of (i) 2,846,746 shares of Common Stock, (ii) 569,346 additional Class A Warrants, and (iii) 2,846,746 additional Class B Warrants, for an aggregate purchase price of $4,640,200 (the “Additional Placement,” and together with the Initial Placement, the “Second Offering”).

As of the Closing Date and the Additional Closing Date, the Company entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with the Investor, the Initial Purchasers and the Additional Purchasers (collectively, the “Investors”), pursuant to which it agreed that within thirty (30) business days of the Closing Date (the “Filing Date”), the Company will file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the First Offering and Second Offering (collectively, the “Offerings”) (the “Purchased Shares”), (ii) the Common Stock issuable upon exercise of the First Investor Warrants, (iii) the Common Stock issuable upon exercise of the Class A Warrants, and (iv) the Common Stock issuable upon the exercise of the Class B Warrants (collectively (i), (ii), (iii) and (iv), the “Registrable Securities”). Further, the Company agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until two (2) years after the Closing Date, subject to normal and customary blackout periods.

Pursuant to the Registration Rights Agreements, the Company will be required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Purchased Shares, the First Investor Warrants, the Class A Warrants, the Class B Warrants, or the Common Stock issued upon exercise of the First Investor Warrants, Class A Warrants and Class B Warrant (collectively, the “Securities”) if (i) the Company fails to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) the Company fails to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) the Company fails to respond to the Commission within ten (10) business days of receipt by the Company of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if the Company suspends the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if the Company suspends in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders the Company unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for the Securities offered for each thirty (30) day period during which a registration default is continuing.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

As of September 24, 2007, the Company entered into a Placement Agent Agreement with Legend Merchant Group, Inc. (“Legend”), pursuant to which Legend will be paid at each Closing of the Second Offering a fee of eight percent (8%) (the “Legend Placement Fee”) of the aggregate subscription price of the Units to be closed thereupon that are purchased by investors introduced to the Company by Legend (the “Legend Investors”). Legend shall also receive three-year warrants (the “Legend Warrants”) to purchase shares of Common Stock of the Company in an amount equal to eight percent (8%) of the aggregate purchase price paid by the Legend Investors in connection with the Second Offering, divided by $1.63. The Company has granted “piggyback registration rights” to Legend, with respect to shares of Common Stock underlying the Legend Warrants. Neither the amount of the Legend Placement Fee to be paid, nor the number of Legend Warrants to be issued, can be determined until the final Closing of the Second Offering.

As of September 27, 2007, the Company entered into a Placement Agent Agreement with WestPark Capital, Inc. (“WestPark”), pursuant to which WestPark will be paid at each Closing of the Second Offering a fee of eight percent (8%) (the “WestPark Placement Fee”) of the aggregate subscription price of the Units to be closed thereupon that are purchased by investors introduced to the Company by WestPark (the “WestPark Investors”). WestPark shall also receive three (3) year warrants (the “WestPark Warrants”) to purchase shares of Common Stock of the Company in an amount equal to eight percent (8%) of the aggregate purchase price paid by the WestPark Investors in connection with the Second Offering, divided by $1.63. The Company has granted “piggyback registration rights” to WestPark, with respect to shares of Common Stock underlying the WestPark Warrants. Neither the amount of the WestPark Placement Fee to be paid, nor the number of WestPark Warrants to be issued, can be determined until the final Closing of the Second Offering.

As of October 9, 2007, the Company entered into a Finder’s Fee Agreement with WestPark, pursuant to which WestPark will be paid a fee of eight percent (8%) (the “WestPark Finder’s Fee”) on $480,000 in funds received by the Company from investors WestPark referred to the Company prior to September 27, 2007. WestPark shall also receive three (3) year warrants (the “WestPark Additional Warrants”) to purchase shares of Common Stock of the Company in an amount equal to eight percent (8%) of the aggregate purchase price paid by the WestPark Investors in connection with the Second Offering, divided by $1.63. The Company has granted “piggyback registration rights” to WestPark, with respect to shares of Common Stock underlying the WestPark Additional Warrants. Neither the amount of the WestPark Placement Fee to be paid, nor the number of WestPark Additional Warrants to be issued, can be determined until the final Closing of the Second Offering.

As of October 9, 2007, the Company entered into an oral agreement with John Winfield, pursuant to which Mr. Winfield will be paid a finder’s fee of eight percent (8%) (the “Winfield Finder’s Fee”) of the aggregate subscription price of the Units that are purchased by investors introduced to the Company by Mr. Winfield (the “Winfield Investors”). Mr. Winfield shall also receive three (3) year warrants (the “Winfield Finder Warrants”) to purchase shares of Common Stock of the Company in an amount equal to eight percent (8%) of the aggregate purchase price paid by the Winfield Investors in connection with the Second Offering, divided by $1.63. The Company has granted “piggyback registration rights” to Mr. Winfield, with respect to shares of Common Stock underlying the Winfield Finder Warrants. Neither the amount of the Winfield Finder’s Fee to be paid, nor the number of Winfield Placement Warrants to be issued, can be determined until the final Closing of the Second Offering.

Share Repurchase

On October 9, 2007, the Company entered into a Share Repurchase Agreement with a shareholder (the “Share Repurchase Agreement”), pursuant to which the Company repurchased 1,944,444 shares of its issued and outstanding Common Stock from such shareholder for an aggregate purchase price of $3,169,444 (the “Repurchase Transaction”). The repurchased shares have been returned to treasury stock.

At the time of the Repurchase Transaction, the Company entered into Put/Call Agreements with two (2) of its shareholders (the “Put/Call Shareholders”), pursuant to which the Put/Call Shareholders granted the Company an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by the Company, or (B) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

•
The closing price of a share of Common Stock of the Company as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the Common Stock may then be listed or quoted) equals or exceeds $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date that the Call Option Exercise Notice is given by the Company.

The Company may only exercise its Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Shareholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option may be exercised for all, but not less than all, of the Put/Call Shares. The repurchase shall be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Shareholders shall have the right to cause the Company to repurchase the Put/Call Shares from the Put/Call Shareholders (the “Put Right”), for a price of $1.63 per share (the “Put Purchase Price”), if:

•	the Company fails to exercise its Call Option within ten (10) days of a date on which all of the Call Option Conditions have been met; or

•	the Company consummates a private offering of not less than $5,000,000 of its securities (a “Qualified Offering”); or

•
the Company fails to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144(k); or

•	the Company fails to consummate a Qualified Offering within two (2) years of the date hereof (each of the aforementioned conditions, a “Put Right Trigger”).

The Put/Call Shareholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to the Company within thirty (30) days of a Put Right Trigger. The Put/Call Shareholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Shareholder, the repurchase of the Put/Call Shares by the Company shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

Name and Symbol Change

On October 9, 2007, the Company’s Board of Directors approved the amendment of its Articles of Incorporation in order to change the Company’s name from “Micro-Tech Identification Systems, Inc.” to “Amnutria Dairy Inc.” Article XIV of the Company’s Articles of Incorporation, as amended, provides that the Board of Directors shall have the right to change the name of the Company without shareholder approval to a name that reflects the industry of business in which the Company’s business operations are conducted. Therefore, the Company did not obtain shareholder consent for the Name Change. On October 9, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada.

In connection with the Name Change, the Company was issued a new trading symbol of “AUDY.OB” for quotation on the OTC Bulletin Board of the Financial Industry Regulatory Authority (FINRA).

Change of Fiscal Year

On October 9, 2007, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending March 31 to a fiscal year ending on December 31. The change in the Company’s fiscal year took effect as of October 9, 2007 and, therefore, there will be no transition period in connection with this change of fiscal year-end. The Company’s 2007 fiscal year will end on December 31, 2007.

Rescission and Reissuance of Tryant Shares

On August 30, 2007, the Company issued 518,856 “restricted” shares of Common Stock to Tryant, LLC (the “Tryant Shares”) in exchange for debt retirement in the amount of $12,971. Following the issuance of the above shares, Tryant owned 643,856 shares of Common stock of the Company.

As of October 9, 2007, Tryant rescinded 230,645 of the Tryant Shares. The Company reissued the rescinded Tryant Shares to certain individuals in payment of all of the Company’s outstanding payables.

The Company granted “piggyback registration rights” to the holders of the Tryant Shares, and to Tryant with respect to the additional 125,000 shares of the Company’s Common Stock it holds.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Amnutria Dairy, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued growth and expansion of the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview and Recent Developments

The Company was organized pursuant to the laws of the State of Nevada on September 24, 1986. For the past several years, the Company’s primary business operations have involved seeking the acquisition of assets, property, or businesses that may be beneficial to the Company and its shareholders.

On October 9, 2007, American International Dairy Holding Co., Inc. (“AIDH”) became a wholly-owned subsidiary of the Company, when it merged with the Company’s wholly-owned subsidiary, which was organized for that purpose (the “Merger”). Upon consummation of the Merger, each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of the Company’s Common Stock. As a result, the Company issued an aggregate of 24,305,546 shares of its Common Stock to the holders of AIDH’s capital stock.

Immediately following the Merger, the Company succeeded to the business of AIDH as its sole line of business, and changed its name from “Micro-Tech Identification Systems, Inc.” to “Amnutria Dairy Inc.” AIDH operates in the dairy industry in the People’s Republic of China. Its products are milk powder, soybean milk powder and rice cereal that fall into two brands “Xing An Ling” and “Yi Bai.”

Simultaneously with the Merger, the Company closed two private offerings of units of its securities in which it sold (a) 1,333,333 units of its securities to one purchaser, consisting of: (i) 1,333,333 shares of Common Stock, (ii) three-year warrants to purchase 266,667 shares of Common Stock, at an exercise price of $0.94 per share, and (iii) two-year warrants to purchase 1,333,333 shares of Common Stock, at an exercise price of $1.50 per share, for an aggregate purchase price of $1,000,000 (the “First Offering”); and (b) 2,061,227 units of its securities to additional purchasers, consisting of (i) 2,061,227 shares of Common Stock, (ii) 412,245 Class A Warrants, and (iii) 2,061,227 Class B Warrants, for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”).

On October 9, 2007, the Company also entered into a Share Repurchase Agreement with a shareholder, pursuant to which the Company repurchased 1,944,444 shares of its issued and outstanding Common Stock from such shareholder for an aggregate purchase price of $3,169,444 (the “Share Repurchase Transaction”). The repurchased shares have been returned to treasury stock.

On October 19, 2007, the Company closed an additional private offering of units of its securities in which it sold 2,846,746 units of its securities to additional purchasers, consisting of (i) 2,846,746 shares of Common Stock, (ii) 569,346 additional Class A Warrants, and (iii) 2,846,746 additional Class B Warrants, for an aggregate purchase price of $4,640,200 (the “Additional Placement of the Second Offering,” and, together with the Initial Placement of the Second Offering, the “Second Offering”).

Following the aforementioned transactions, the Company had 29,296,832 shares of Common Stock issued and outstanding.

Since the Merger occurred after the end of the fiscal quarter, this Quarterly Report on Form 10-QSB relates to the Company’s business and operations prior to the Merger.

Results of Operations for the Three Month Periods Ended September 30, 2007 and 2006

The Company did not generate any revenues during the three month periods ended September 30, 2007 and 2006.

The Company had general and administrative expenses of $2,956 during the three months ended September 30, 2007, resulting in a net loss of $2,956. During the same period in 2006, the Company experienced $3,136 in general and administrative expenses resulting in a net loss of $3,136. Expenses during the three months ended September 30, 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

Results of Operations for the Six Month Periods Ended September 30, 2007 and 2006

The Company did not generate any revenues during the six month periods ended September 30, 2007 and 2006.

The Company had general and administrative expenses of $11,451 during the six months ended September 30, 2007, resulting in a net loss of $11,451. During the same period in 2006, the Company experienced $7,357 in general and administrative expenses resulting in a net loss of $7,357. Expenses during the first six month periods ended September 30, 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception September 24, 1986 through September 30, 2007 was $202,475.

Liquidity and Capital Resources

At September 30, 2007, the Company’s total assets consisted of $0 and liabilities at September 30, 2007 totaled $40,358. At the fiscal year ended March 31, 2007, the Company had total assets consisting of $0 and liabilities of $41,878. Deficit accumulated during the development stage totaled $202,475 on September 30, 2007, compared to $191,024 at March 31, 2007. As of September 30, 2007, the Company had 694,424 shares of common stock at $0.001 par value issued and outstanding.

Plan of Operation

Immediately following the Merger, described in the “Overview and Recent Developments” section above, the Company succeeded to the business of American International Dairy Holding Co., Inc. (“AIDH”) as its sole line of business, and changed its name from “Micro-Tech Identification Systems, Inc.” to “Amnutria Dairy Inc.” AIDH, through its wholly-owned Chinese subsidiaries (a) Heilonjiang Xing An Ling Dairy Co. Limited, and (b) Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company, operates in the dairy industry in the People’s Republic of China. Its products are milk powder, soybean milk powder and rice cereal, that fall into two brands: “Xing An Ling” and “Yi Bai.”

In addition, in connection with the First Offering and Second Offering (collectively, the “Offerings”) discussed in the “Overview and Recent Developments” section above, the Company raised gross proceeds of $9,000,000. To date proceeds have been used for the Share Repurchase Transaction and for expenses related to the Merger and the Offerings. Net proceeds will be used for general working capital purposes.

The Company expects that its primary source of funds going forward will be through the sale of its dairy products. The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts or sell its securities to raise funds in order to expand and grow its operations. There can be no assurance that that any additional financing will become available to the Company, and if available, on terms acceptable to the Company.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of its President and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls over financial reporting, and there have been no changes in the Company’s internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the three-month period ended September 30, 2007, and subsequent period through the date hereof, the Company was not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company, or owner of record of more than 5% of the Company’s Common Stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2007, and subsequent period through the date hereof, the Company issued the following unregistered securities:

The Tryant Shares

On August 30, 2007, the Company issued 518,856 “restricted” shares (the “Tryant Shares”) of Common Stock to Tryant, LLC (“Tryant”), the majority shareholder of the Company, in exchange for debt retirement in the amount of $12,971. On October 9, 2007, the Company rescinded 230,645 of the Tryant Shares, and then reissued them in payment for certain outstanding debts. The Company granted “piggyback registration rights” to the holders of the Tryant Shares.

The Company believes that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The Merger

On October 9, 2007, the Company, entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with AIDH Acquisition, Inc., a newly formed, wholly-owned Nevada subsidiary of the Company (“Acquisition Sub”), Tryant, and American International Holding Co., Inc., a privately-held Nevada corporation (“AIDH”), pursuant to which, as of such date, Acquisition Sub was merged with and into AIDH, and AIDH became a wholly-owned subsidiary of the Company. Upon consummation of the Merger, each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of the Company’s Common Stock. As a result, the Company issued an aggregate of 24,305,546 shares of its Common Stock to the holders of AIDH’s capital stock.

The Company believes that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The First Offering

On October 9, 2007, the Company sold to one purchaser (the “Investor”) 1,333,333 units of securities of the Company, consisting of: (i) 1,333,333 shares of Common Stock, (ii) three-year warrants to purchase 266,667 additional shares of Common Stock, at an exercise price of $0.94 per share (“Warrant No. W-1”), and (iii) two-year warrants to purchase 1,333,333 additional shares of Common Stock, at an exercise price of $1.50 per share (“Warrant No. W-2,” and together with Warrant No. W-1, the “Investor Warrants”), for an aggregate purchase price of $1,000,000 (the “First Offering”).

Warrant No. W-1 represents the right to purchase 266,667 shares of Common Stock of the Company, at an exercise price of $0.94 per share. Warrant No. W-1 will expire on October 9, 2010. Warrant No. W-1 is exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying Warrant No. W-1 is effective. The number of shares of the Company’s Common Stock to be deliverable upon exercise of Warrant No. W-1 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events.

Warrant No. W-2 represents the right to purchase 1,333,333 shares of Common Stock of the Company, at an exercise price of $1.50 per share. Warrant No. W-2 will expire on October 9, 2009. Warrant No. W-2 is exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Warrant No. W-2 is effective. The number of shares of the Company’s Common Stock to be deliverable upon exercise of Warrant No. W-2 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of Common Stock underlying the Warrant No. W-2 is declared effective, the Company will have the ability to call the Warrants at a price of $0.01 per warrant, upon thirty (30) days prior written notice to the holders of the warrants, if the closing price of the Common Stock exceeded $1.88 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by the Company.

The Investor Warrants provide that in no event shall the Holder be entitled to exercise a number of Investor Warrants (or portions thereof) in excess of the number of Investor Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised Investor Warrants and the unexercised or unconverted portion of any other securities of the Issuer (subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the Investor Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the Holder and its affiliates of more than 9.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of the Investor Warrants may be waived by written agreement between the Holder and the Company; provided, however, such waiver may not be effective less than sixty-one (61) days from the date thereof.

The Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which it agreed that within thirty (30) business days of the Closing Date (the “Filing Date”), the Company will file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the First Offering (the “Purchased Shares”), (ii) the Common Stock issuable upon exercise of the Investor Warrants (collectively (i) and (ii), the “Registrable Securities”). Further, the Company agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until two (2) years after the Closing Date, subject to normal and customary blackout periods.

Pursuant to the Registration Rights Agreements, the Company will be required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Purchased Shares, Investor Warrants, or the Common Stock issued upon exercise of the Investor Warrants (collectively, the “Securities”) if (i) the Company fails to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) the Company fails to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) the Company fails to respond to the Commission within ten (10) business days of receipt by the Company of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if the Company suspends the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if the Company suspends in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders the Company unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for the Securities offered for each thirty (30) day period during which a registration default is continuing.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

The Company believes that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The Second Offering

On October 9, 2007, the Company sold to certain accredited investors (the “Initial Purchasers”) 2,061,227 units of securities of the Company, consisting of (i) 2,061,227 shares of Common Stock, (ii) three-year warrants to purchase 412,245 additional shares of Common Stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) two-year warrants to purchase 2,061,227 additional shares of Common Stock, at an exercise price of $3.26 per share (the “Class B Warrants”) for an aggregate purchase price of $3,359,800.

On October 19, 2007, the Company sold to certain additional accredited investors (the “Additional Purchasers”) 2,846,746 units of securities of the Company, consisting of (i) 2,846,746 shares of Common Stock, (ii) 569,346 additional Class A Warrants, and (iii) 2,846,746 additional Class B Warrants, for an aggregate purchase price of $4,640,200.

The Class A Warrants represent the right to purchase an aggregate of 981,591 shares of Common Stock of the Company, at an exercise price of $2.04 per share. The Class A Warrants will expire on the three-year anniversary of their date of issuance. The Class A Warrants will be exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Class A Warrants is effective. The number of shares of the Company’s Common Stock to be deliverable upon exercise of the Class A Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events.

The Class B Warrants represent the right to purchase an aggregate of 4,907,973 shares of Common Stock of the Company, at an exercise price of $3.26 per share. The Class B Warrants will expire on the two-year anniversary of their date of issuance. The Class B Warrants will be exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Class B Warrants is effective. The number of shares of the Company’s Common Stock to be deliverable upon exercise of the Class B Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of Common Stock underlying the Class B Warrants is declared effective, the Company will have the ability to call the Class B Warrants at a price of $0.01 per Class B Warrant, upon thirty (30) days prior written notice to the holders of the Class B Warrants, if the closing price of the Common Stock exceeded $4.08 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by the Company.

The Class A Warrants and Class B Warrants (collectively, the “A and B Warrants”) provide that in no event shall the Holder be entitled to exercise a number of A and B Warrants (or portions thereof) in excess of the number of A and B Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised A and B Warrants and the unexercised or unconverted portion of any other securities of the Issuer (subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the A and B Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the Holder and its affiliates of more than 9.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of the A and B Warrants may be waived by written agreement between the Holder and the Company; provided, however, such waiver may not be effective less than sixty-one (61) days from the date thereof.

The Company entered into Registration Rights Agreements with the Initial Purchasers and Additional Purchasers, granting them registration rights similar to those granted to the Investor, as further described above.

The Company believes that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

During the three-month period ended September 30, 2007, and subsequent period through the date hereof, the Company did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the three-month period ended September 30, 2007, or subsequent period through the date hereof.

Item 5. Other Information.

There was no information the Company was required to disclose in a report on Form 8-K during the three-month period ended September 30, 2007, or subsequent period through the date hereof, that it did not report.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated October 9, 2007, by and among the Company, AIDH Acquisition, Inc., Tryant LLC and American International Dairy Holding Co., Inc.*

2.2	Articles of Merger, dated October 9, 2007, of AIDH Acquisition, Inc. with and into American International Dairy Holding Co., Inc.*

2.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 9, 2007*

10.1	Form of Securities Purchase Agreement for $1,000,000 Unit Offering*

10.2	Warrant No. W-1*

10.3	Warrant No. W-2*

10.4	Form of Securities Purchase Agreement for Minimum $3,000,000, Maximum $8,000,000 Unit Offering*

10.5	Form of Class A Warrant*

10.6	Form of Class B Warrant*

10.7	Form of Registration Rights Agreement*

10.8	Share Repurchase Agreement, dated October 9, 2007, by and between the Company and Grand Orient Fortune Investment Ltd.*

10.9	Put/Call Agreement, dated October 9, 2007, by and between the Company and Grand Orient Fortune Investment Ltd.*

10.10	Put/Call Agreement, dated October 9, 2007, by and between the Company and Grand Orient Fortune Investment Ltd.*

31.1	Certification of principal executive officer pursuant to Section 13a-14(a)**

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a)**

32.1	Certification of principal executive officer pursuant to Section 1350**

Exhibit No.	Description

32.2	Certification of principal financial and accounting officer pursuant to Section 1350**

* Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMNUTRIA DAIRY INC.

Dated: November 19, 2007	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President

Dated: November 19, 2007	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer, Secretary and Director