Form 10KSB
period 2007-12-31
EMERALD DAIRY INC
filed 2008-04-15
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

 Commission file number:  000-52174

EMERALD DAIRY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices	(Zip Code)

Issuer’s telephone number, including area code: (703) 867-9247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- SB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $29,618,008.

As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $20,134,690. There are approximately 12,352,571 shares of Common Stock of the issuer not held by affiliates. There has been no “public market” for the issuer’s Common Stock during the past five years. Therefore, for the purposes of this calculation, the issuer has valued its shares of Common Stock at $1.63 per share, based upon the price at which the issuer sold shares of its Common Stock in a private offering consummated in October 2007.

As of March 31, 2008, the issuer had 29,296,832 shares of Common Stock issued and outstanding (not including an additional 1,944,444 shares of Common Stock of the issuer currently being held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ANNUAL REPORT ON FORM 10-KSB
OF EMERALD DAIRY INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to the “Risk Factors” discussed in this Annual Report on Form 10-KSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

The terms “the Company,” “we,” “us” and “our” refer to Emerald Dairy Inc., together with our consolidated subsidiaries.

PART I

Item 1. Description of Business.

Company Background

Our predecessor filer was incorporated under the name Micro-Tech Identification Systems, Inc. (“Micro-Tech”) pursuant to the laws of the State of Nevada on September 24, 1986. For the past several years, Micro-Tech’s primary business operations involved seeking the acquisition of assets, property, or businesses that may be beneficial to Micro-Tech and its shareholders.

On October 9, 2007, American International Dairy Holding Co., Inc., a Nevada corporation (“AIDH”) became a wholly-owned subsidiary of Micro-Tech, when it merged with Micro-Tech’s wholly-owned subsidiary, which was organized for that purpose. Immediately following the merger, Micro-Tech succeeded to the business of AIDH as its sole line of business, and changed its name to Amnutria Dairy Inc. On January 25, 2008, we changed our name to Emerald Dairy Inc.

AIDH was organized pursuant to the laws of the State of Nevada on April 18, 2005, for the purpose of acquiring the stock of Heilonjiang Xing An Ling Dairy, Co. On May 30, 2005, AIDH acquired Heilonjiang Xing An Ling Dairy Co. Limited, (“XAL”), a corporation formed on September 8, 2003 in Heilonjiang Providence, The People’s Republic of China. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

Prior to September 23, 2006 XAL owned approximately 57.7% of Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company (“LvBao”), with the remaining balance being held by AIDH’s sole shareholder. On September 23, 2006, the remaining 42.3% ownership in LvBoa was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes.

All of our business is conducted through our wholly-owned Chinese subsidiaries XAL, which handles our promotion, sales and administrative functions, and Lvbao, which handles production of our products.

Our offices are located at 11990 Market Street, Suite 205, Reston, Virginia 20190, telephone number (703) 867-9247.

Below is a chart depicting our corporate organization:

Industry

The Chinese government has recognized that the dairy industry is not only crucial to reform the structure of agriculture in the country and increase the income of farmers, but also that it is important to improve the diet, health, and overall welfare of the Chinese people. In recent years, milk and dairy products have gradually become an accepted daily necessity in the life of Chinese people. As a result, the dairy market is one of the fasted growing markets in China. The dairy market today in China is over $13 billion and is expected to grow at a rate of 15% per year for the foreseeable future.

Products

We are a producer of milk powder, soybean powder and rice power in the People’s Republic of China. Through our network of over 600 salespeople, our products are distributed throughout 20 provinces in Mainland China, and sold in over 5,600 retail outlets.

Our products are marketed under two brands:

•	“Xing An Ling,” which is designed for low-end customers; and

•	“Yi Bai,” which is designed for middle and high-end customers.

Our total sales were approximately $29.6 million, $18.8 million, and $7.9 million in the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Milk powder sales accounted for 95%, 95% and 100% of our total sales both in the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Soybean milk powder sales accounted for 2%, 2% and 0% of total sales in the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Rice powder sales accounted for 3%, 3% and 0% of total sales in the fiscal years ended December 31, 2007, 2006 and 2005, respectively. No single customer accounted for more than 5% of our total sales in the above mentioned periods.

Milk Powder Products

We target one of the most attractive segments in the dairy market - milk powder. We have milk powder products specifically geared towards different age groups and demographics, as follows:

•
Formula milk powder for infants aged 0 - 6 months old - Specifically designed to provide babies with necessary nutrients such as calcium, selenium, bioactive substance, and more than 20 vitamins and minerals essential for an infant’s growth.

•	Formula milk powder for babies 6 - 12 months old - Specifically designed to help with the development of the brain, intestines, and body’s immunity.

•
Formula milk powder for young kids from 1 - 3 years old - Provides children with comprehensive nutritional support at the critical period of their brains development, and, with nucleotide contents close to breast milk’s level, to help boost children’s immunity.

•	Formula for 3 - 7 years old pre-schoolers - Geared toward children in the growth acceleration period, when breast milk or infant food is gradually substituted with adult foods.

•
Multi-dimensional formula for pregnant women and breast-feeding mothers - Designed for pregnant women who need to supplement themselves with maternal and infant nutrition needed to ensure the health of both mother and infant.

•
High calcium milk powder for those 7 - 22 years old - Designed for the years one spends as a student, it meets the daily nourishment supply standard set by the Chinese Nourishment Academic Association.

•	Zinc, Ferrum and Calcium milk powder for the whole family - Produced in accordance with scientific processes and test standards to supply the body with much needed calcium, ferrum and zinc.

•
High calcium and sugar-free milk powder for the middle-aged and old-aged - Based on the daily dietary nutrient supply standards of the middle-aged and the physiological characteristics of the elderly, as recommended by the Chinese Nutrition Institute.

•	Low fat and high calcium milk powder for women - This product was developed in accordance with a woman’s physiological characteristics and nutritional needs, to keep woman body fit and healthy.

Soy Milk Powder Products

We began selling soybean milk powder products in fiscal 2006 as a substitute for milk powder, for consumers who do not like milk powder, or are allergic to milk powder. We began reselling soy milk powder products in fiscal 2006, and producing soy milk powder in-house in fiscal 2007.

Rice Powder Products

We began selling rice powder products in fiscal 2006 as a substitute for milk powder. Prior to October 2007, we used a third party to produce rice powder products, which were then resold by us under the “Xinganling” brand name. Commencing in October 2007, we began producing rice powder in-house.

Production, Supply and Distribution

Production

Production capacity has been the bottle neck for our growth in recent years. Production capacity for 2007 reached 7,000 tons, with annual revenue of approximately $29.6 million and net income of approximately $3.6 million. In 2008, by adding a third shift to the existing two shifts working schedule, our production capacity is expected to reach 9,000 tons, with annual revenue of approximately $39.9 million and net income of approximately $5.0 million. In 2009, with a new production facility to be added to the existing facilities, our production capacity is expected to reach 16,000 tons with annual revenue of approximately $70.9 million and net income of approximately $9.0 million.

Local farmers we purchase milk from deposit fresh milk at third-party milking stations we utilize. The fresh milk is stored in refrigerated tanks, and then trucked by the supplier’s trucking service to one of our production facilities. When the refrigerated fresh milk arrives at our production facility a sample is taken to be sure it meets our product standards. If the sample passes inspection it goes to production, where the necessary ingredients are added to the fresh milk to make formula. If it fails inspection, it is rejected. The formula passes through a high pressure gage, which sprays the formula out in a fine spray. A high temperature fan instantly dries the formula turning it into milk powder. The milk powder is first placed in large containers, and then packaged into customer friendly bags or tins. After it has been packaged, the finished product gets trucked to retail outlets for sale. Since we are located close to the milking stations, the entire production process can be completed in approximately 30 - 35 hours. The time it takes to go from processing the milk to retail sale of the finished product is only an average of 45 days. Therefore, our warehousing cost is reduced and capital turnover rate is enhanced.

We strictly supervise resources allotment, purchasing inspection, raw materials check, sales, and customer service, and have already established a consummate quality control process. Five approved dairy experts supervise the whole production process to ensure that the products comply with national standards. These experts are selected by us based on their education and experience in the industry. We have established an advanced bacteria-free laboratory to asses our products throughout the production process. We established a professional sanitation, quality control and quality management group to make the production comply with national food & sanitation regulations. We also established sanitation, quality, operation, management systems to improve the production and enforce worker’s awareness of sanitation and quality. All workers need go through physical check-up periodically and obtain a “health certificate.”

In 2004, we adopted a method to assess our inventory each month, and calculate and carry-over every three months. As a result, inventories and efficiency of our supply chain are optimized and the operation efficiency of capital is maximized. This is due to the fact that inventories are controlled on real time.

We established a cost-control center, and formed cost-control systems on working procedure and on each cost-control point. With an established original date for each batch of our product on record, we request that each department control production expenses and time, and take responsibility. Through cost calculation, we make quantity difference analysis and price difference analysis, and compare and analyze each month’s cost budgets with the prior month’s, so we can gradually cut costs.

Our packaging facility is designed based on the GMP 600,000 level standard of the pharmacy industry. “GMP” refers to the Good Manufacturing Practice Regulations promulgated by the U.S. Food and Drug Administration under the authority of the Federal Food, Drug, and Cosmetic Act. GMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling. Our laboratory, which is 300 square meters in size, is constructed completely according to this GMP standard.

In addition, the facility complies with all HACCP standards. “HACCP,” or Hazard Analysis and Critical Central Point (HACCP) (ISO 22000 Food Safety Management System), is a process control system designed to identify and prevent microbial and other hazards in food production and entire food chain. HACCP includes steps designed to prevent problems before they occur and to correct deviations through a systematic way as soon as they are detected. As a result, we has achieved an ideal environment for productions and packaging. Our automated intelligent program-controlled packaging line, which consists of some of the most advanced packaging equipment in the Chinese dairy industry, is capable of tinned milk powder packaging. It effectively reduces the touch of workers and avoids second-time contamination.

Supply

Our production is based in farms along the Bei'an long river in Heilongjiang, located in southwest of Xiaoing’anling, 47 degrees north latitude. The land sits on one of the only three black plates in the world, giving it the unique soil, vegetation, climate and ecological environment best for the growth of the quality cows. As a result, it is recognized as the premium cow raising belt internationally. Bei’an’s grassland area amounts to 285 acres, raising more than 24,000 cows, with the milk production of 72,000 tons annually. The local government plans to increase the cows in stock to 40,000 in three years when the capacity could reach 144,000 tons. By using such high-quality fresh milk as a raw material, we could maintain its product as a natural, clean and green food.

We have signed contracts with over 1,000 local farmers, giving us access to the milk of approximately 18,000 cows. Pursuant to the standard raw milk purchase agreements we enter into with local farmers:

•	The term of raw milk purchase agreements is one year.

•	Farmers have the option to discontinue the agreements any time during the one-year term by giving one-week notice.

•	We are obligated to purchase from farmers the whole raw milk meeting certain quality standards.

•	The purchase price of raw milk is $0.17 per lb., which price may change depending on the market price of raw milk.

•	If there is a change in price, we must notify farmers within one week.

The terms set forth above are the standard terms within the Chinese dairy industry, which is regulated by the Office of Milk Source (a department of city government). The price of raw milk is market driven and is most-closely linked to the Heilongjiang province regional market. The price of raw milk is also closely monitored by the Office of Milk Source. We settle our accounts with the farmers regularly.

The entire milking process is done automatically, without any human contact. The farmers raise their own cattle, however, we share certain know how and technical support with the farmers to help them increase the quality and capacity of their milk. This model not only enhances the milk farmers’ enthusiasm and breeding capability, and stimulates local economic development, but it also assures the milk volume, quality and the stability of the supply. In addition, this allows us to track each cows’ health and milking capacity.

Since no other large-scaled dairy enterprise is located nearby, our milk source is relatively plentiful and readily available.

We have 101 cows of our own, to meet a small amount of the total supply. These cows are mainly used to provide scientific and quality service for dairy farmers including disease control and treatment or other experiments. These cows also act as the examples to the local farmers. At present, the available services include helping dairy farmers improve farming methods, increasing milk yield, appointing experts to lectures, popularizing the scientific knowledge, helping the farmers with the cow’s brand choice, and strengthening disease surveillance and control.

We currently utilizes forty-eight milking stations, all of which are owned and operated by third parties. We pay market price for using the milking stations. For administrative purposes, we group these milking stations into several service districts.

The major raw materials we use to produce our products include fresh milk, whey, degrease powder, vegetable protein, and vegetable oil esters. These components are obtained mainly from the long-term partnerships. After years of development, we have formed steady, complementary and cooperative relationships with our suppliers. As our sales increase, more capital will be obtained to strengthen our negotiation leverage, allowing us to acquire less expensive and quality raw materials more easily. The procurement of raw materials is mainly done through bidding and other forms of network transactions.

Our principal suppliers are Yu Ya We Ye Trading Company, which supplies us with whey, Xiang Yao Food Company, which supplies us with rice and sweeteners, and Hua Mei soybean company, which supplies us with soybeans. No single supplier accounts for more than 5% of the whole purchase.

Product packages, packaging boxes, packing cans, and other packaging materials are also mainly settled by the long-term vendors.

We have found it relatively easy to purchase all major raw materials it needs from its suppliers, and have been able to sell all the products it has produced. We believe the suppliers of our raw materials and packaging materials will be able to keep up with our growth for the foreseeable future.

Distribution

We have a sales network consisting of over 600 people, across twenty provinces in China. Orders are initiated by sales people depending on their customers’ needs, and are approved by their province (regional) manager. Regional managers combine orders from various sales teams and send orders to headquarters. After confirmation of the orders from the regional managers, headquarters gives instructions to third party trucking companies to distribute products, according to the combined orders, to regional hub offices. We distribute our products from our headquarters to the sale subsidiaries in a large combined order based on region, as compiled by the regional manager.

We use three independent trucking contractors to distribute our products to the twenty provinces in China in which we sell our products. We selected these trucking companies based on cost and efficiency. There are many trucking companies available so that, if necessary, any of the we currently use for trucking could easily be replaced.

Railway transportation is also a major means for the distribution of our products. It is usually used when the products need to travel a long distance, because of the relatively low cost. However, its speed is slower than that of the trucks, since the products first need to get to Beian Station, before being distributed to their ultimate destination.

Market Opportunity

There are a total of thirty provinces in mainland China. Our products are generally sold in twenty of the provinces, through our 600-plus person sales network. Our sales are evenly spread out, with no single province accounted for more than 10% of our total sales. The twenty provinces in which we sell our products are the major provinces along the pacific ocean and in central China. The ten provinces in which our products are not sold, are those where the competition is too intense, or the number of potential customers are either too poor or too disbursed to make it economically feasible.

China’s population of 1.3 billion offers a huge market for the developing dairy industry. The dairy industry is increasing much faster than the growth of China’s gross domestic product (GDP). Last year, according to the statistics from the FAO, total Chinese milk production was the 7th largest in the world. The China Dairy Association predicts that the diary industry will continue at a growth rate of 20% per year. The “11th Five Years Plan” urged that the average annual dairy consumption should reach 10kg per person and should reach 16kg in 2015.

The average consumption of dairy per person in China is much lower than the world average. The average consumption of dairy per person in the developed countries is about 100kg. In the most developed countries the number is 250kg. Proportion of meat, eggs, milk consumption is 0.4:0.06:1 in developed countries, and milk consumption is higher than others. But in China, the proportion is 6.7:8:2.1, milk consumption is far less. In rural areas in China, dairy consumption and milk powder consumption are 1/10th and 1/16th of average consumption in Asia, while in cities, the figure is 1/7 and 1/11. This means the Chinese dairy market has tremendous room for growth, especially as the economy continues to boom.

According to the “China Food and Nutrition Development outline (2001—2010)” approved by Chinese State Council, the dairy industry is one of the three food industries that should be developed first. The outline required that in 2010, average consumption of dairy per person should reach 16kg, in which the average consumption of dairy per person for rural habitants and those who live in cities and towns are 32kg and 7kg, respectively. Experts predict that the dairy output in China will be 20 million tons and 70 million tons in 2015 and 2030, respectively. Therefore, over the next few years, the Chinese dairy industry will maintain a fast and sound growth momentum and the consumption of dairy will continue to increase with the rise in living standard and change in consumption behavior.

On average, about 15 million infants are born in China each year. Each 0 - 6 month old baby will need 27.2 kg milk powder, for an annual total demand of 90,000 tons. Each 6 - 12 month old baby will need 31 kg milk powder, for an annual total demand of 110,000 tons. But the supply is just 80,000 - 100,000 tons, leaving much room for growth. The infant dairy market in China is growing by 13% - 16% annually, and has surpassed Japan, becoming the second largest infant formula dairy market in the world, behind the U.S.

Company Strategy

In order to benefit from the market opportunities presented above, we plan to effect the following strategies:

Production Strategy

Through a combination of internal growth in production capacity and strategic acquisitions we believe we will be capable of producing 20,000 - 35,000 tons of milk powder annually. Our growth strategy for the next three years will be primarily focused on internal growth by expanding production capacity and strengthening sales efforts. As a step toward implementing this strategy, management decided to build a new facility with annual production capacity of 9,000 tons of milk power in fiscal 2008, which will start production in the first quarter of fiscal 2009. During fiscal 2009 and fiscal 2010, management plans to build another new facility with annual production capacity of 18,000 tons of milk power. We plan to raise the funds needed for the new facilities from the capital market through private or public equity and/or debt offerings.

In addition, management will consider making strategic acquisitions if good opportunities are available in the market place. However, revenues from such acquisitions have not been included in the planned growth numbers presented above.

Prior to October 2007, we used a third party to produce rice powder products which were then resold under the “Xinganling” brand name. Commencing in October 2007, we began producing rice powder in-house. Rice powder products accounted for approximately 3% of our total revenue in each of fiscal 2006 and 2007. We expect that soy milk powder products will continue to comprise approximately 2% of our total sales, unless its sales network detects an increase in demand.

Similarly, we began reselling soy milk powder products in fiscal 2006, and producing soy milk powder in-house in fiscal 2007. Soy milk powder products accounted for approximately 2% of our total revenue in each of 2006 and 2007. We expect that soy milk powder products will continue to comprise approximately 2% of our total sales, unless its sales network detects an increase in demand.

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We plan to create an organic label product line beginning in fiscal 2008. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be minor. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be very popular in China. Over time, this will help increase our revenues.

Market Strategy

Brand

In the Chinese milk powder market, positive brand image will bring high customer recognition, strong customer loyalty, and good reputation. All that will convert to an increase in sales revenue. Therefore, we have focused on establishing a positive brand image. Our products are marketed under two brands:

•	“Xing An Ling,” which is designed for low-end customers; and

•	“Yi Bai,” which is designed for middle and high-end customers.

Price

Results of recent surveys reveal that, at present, in the low-end market, most customers expect the price for a bag of milk powder to be 25 RMB. Over half of the customers (51.1%) believe 21 RMB - 25 RMB a bag is a reasonable price, and 21.4% customers think 16 RMB - 20 RMB is acceptable. Consequently, the price 16 RMB - 25 RMB per bag will be accepted by the majority of consumers.

There is an interesting phenomenon in the Chinese dairy market where similar products are sold at widely different prices. The gap between prices could be 10 times. At present, the consumers who have the highest income choose the high-end brand from foreign companies, such as NESTLE, Meadjohnson, and Dumex. Those who earn less choose brands such as Shengyuan and Nanshan. Historically, our products were not as popular because they were less expensive than similar products. So, in accordance with the market information, the new products are aimed at middle-end and high-end infant milk powder market.

Sales Channel

We have over 600 people in our sales network across twenty provinces covering more than 5,600 retail outlets (i.e., supermarkets) in China. Over the past several years, no single customer accounted for 5% or more of our total sales.

There are no limitations on the geographic areas in which we can sell its products. There are a total of thirty provinces in China. The twenty provinces in which we sell our products are the major provinces along the pacific ocean and in central China. The ten provinces in which the our products are not sold, are those where either, we would not be able to compete due to intense competition, or the potential customers are either too poor or too disbursed to make it economically feasible.

Rather than using a wholesaler, our sales people deal directly with the retail outlets. This business model has higher sales expenses compared to traditional business model, where a wholesale is used. The reason for this is that each of our sales people can cover only so many retail outlets and, therefore, we have to employ more sales people to achieve the same sales volume. On the other hand, by skipping the middle man, we can sell products at a higher margin at retail, since it does not have to sell to the wholesaler at a reduced price. Ultimately, this creates better profit margins for us. In addition, our sales people know the customers, so they obtain better information on sales, demand, etc. We will continue to use our current business model of selling directly to the retail outlets, without use of a wholesaler, for the foreseeable future

Promotion

We plan to:

•
Advertise on the leading TV stations in important markets, publicize product information and ideas by advertising in national or local newspapers and magazines, and use our website and webpage advertisement to attract internet users and introduce the products and business;

•	Promote our products by attending and holding exhibitions and seminars, presenting gifts and hand out leaflets;

•
Teach our “shopping guides,” which are generally women who give out free samples of products in supermarkets and provide information on products, about our products and how to promote the products by face to face communication and illustration; and

•	Invite famous pediatricians to hold seminars on knowledge of nutrients and baby tending for pregnant women, so as to promote the brand popularity and attract customers.

Currently, we spend about 8% - 12% of total revenues on advertising and promotional plans through out the year. We spent an aggregate of approximately $3.0 million, $1.9 million and $0.8 million on advertising and promotion in fiscal 2007, 2006 and 2005, respectively. We plan to increase spending on advertising and promotion to an aggregate of between $4.0 million and $5.0 million in fiscal 2008. This will still fall within our standard budget for advertising and promotion of 8% - 12% of total revenues. The funds for advertising and promotion will generally come out of our earnings.

Our English-language website is located at www.emeralddairy.com. The English-language website will go live by the end of April 2008. The website will include a link to our Chinese-language website.

Human Resources Strategy

We believe employing talented people is the best advantage we can have. Besides attracting quality employees from public channels, we will also develop and train our own sales team.

Competition

Currently, six state owned dairy groups control more than half of the dairy market in China. They are Mengniu (in Inner Mongolia), Yili Industrial Group (in Inner Mongolia), Bright Dairy & Food (in Shanghai), Sanyuan (in Beijing), Sanlu Group (Hebei), and Wandashan (Heilongjiang). Over half of top twenty dairy manufactures have entered China. Most of the dairy producers provide infant milk powder. However, the high-end infant milk powder is less than 1/3 of the total output. In the past, the dairy producers mainly gave discounts as the major competition tactic. Now, however, the producers are beginning to focus on the raw milk source, brand, and sales network.

Our competitors are divided into three major categories

•	Domestic large-scale producers;

•	Foreign producers; and

•	Domestic middle & small-scale producers.

Most of the larger players in the Chinese dairy industry have been concentrating in the first-tier cities such as Beijing and Shanghai with high end milk powder products. We focus on penetrating less-competitive second and third tier cities. We have a 600-plus person sales network across twenty provinces in China, covering more than 5,600 retail outlets. Our closest competitors are American Dairy, Inc. and Wondersun Dairy in terms of products, price range and geographic coverage.

We have a competitive advantage over our competitors because:

•
Our production facilities are located close to the milking stations from which we obtain it fresh milk and, therefore, the entire production process can be completed in approximately 30 - 35 hours. The production facilities of other multi-regional dairy enterprises are located up to two days’ drive away from the milking stations they use. Therefore, it may take them up to four days to process their milk products.

•
Our business model of selling directly to the retail outlets, as opposed to selling to a wholesaler, allows us to sell our products at a higher margin at retail. Ultimately, this creates better profit margins for us. In addition, our sales people know the customers, so they obtain better information on sales, demand, etc.

•
In February 2008, we obtained organic label certification from the Guangdong Zhongjian Certification Co., Ltd. Currently, there is no organic milk powder product being sold in the Chinese market. We plan to create an organic label product line beginning in fiscal 2008. Over the long term, we believes that, similar to the growth of the organic milk market in the U.S., organic milk products will be very popular in China.

On the other hand, we are at a competitive disadvantage because many of our current and potential competitors have longer operating histories and greater name recognition, and possess substantially greater financial, marketing and other competitive resources than we do.

Intellectual Property

We have obtained trademark registrations for the use of its tradenames “Xing An Ling” and “Yi Bai”, which have been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk powder products. We believe our trademarks are important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademarks may be less than it currently expect and may, in fact, be insufficient. Moreover even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademarks could have a material adverse effect on its business, operations and finances.

Regulatory Matters

We are regulated under national and county laws in China. The following information summarizes certain aspects of those regulations applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, province and county levels are subject to change. To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulation may have in the foreseeable future.

As a manufacturer and distributor of food products, we are subject to regulations of China's Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products we sell, and prescribes the format and content of many of the products we sell, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

In addition, China's Agricultural Ministry authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. Both us and our products are also subject to province and county regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for its products, inspection of our facilities and regulation of its trade practices in connection with the sale of dairy products.

To date, we have received the following licenses to produce our products, which are significant for the reasons set forth below:

License	Issuer	Effective Period	Significance
Infant & Baby Formula Milk Powder Production Permit	State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China	April 2005 - May 2010
Only current license holders are permitted to produce formula milk powder in China. The Government is not currently issuing any additional licenses. We expect that its license will be automatically renewed.

Product Exemption from Quality Surveillance Inspection	State General Administration of Quality Supervision and Inspection and Quarantine of the People's Republic of China	December 2005 - December 2008
A company needs to pass a quality inspection for five (5) consecutive years before an quality inspection exemption will be issued. Only nineteen (19) enterprises in China, including us, have been awarded with this honor.

Organic Production Certification	Guangdong Zhongjian Certification Co., Ltd.	January 2008 - January 2009
This certification will allow us to begin producing and selling organic milk powder products. There are currently no organic milk powder products in China. We look to become a leader in this market, and have first-mover advantage.

License	Issuer	Effective Period	Significance
ISO 9001 Certification	Beijing New Century Certification Co. Ltd.	September 2007 - September 2010
ISO 9000 is a family of standards for quality management systems. ISO 9000 is maintained by ISO, the International Organization for Standardization and is administered by accreditation and certification bodies. ISO 9001 (which is one of the standards in the ISO 9000 family) includes a set of procedures that cover the establishment and monitoring all key processes in a business. Only a company or organization that has been independently audited and certified to be in conformance with ISO 9001 may publicly state that it is “ISO 9001 certified.”

ISO 22000 / HACCP Certification	Beijing New Century Certification Co. Ltd.	September 2007 - September 2010
The ISO 22000 international standard specifies the requirements for a food safety management system. ISO 22000 integrates the principles of the Hazard Analysis and Critical Control Point (HACCP) system and application steps developed by the Codex Alimentarius Commission. Hazard analysis is the key to an effective food safety management system.

Certificate of Conformity of Quality System Certification	Standardization Administration of the People's Republic of China	September 2005 - September 2010
This certification is only given to companies that meet an international standard of quality control and production. Consumers in China give a more positive reception to products that meet international standards.

Employees

As of the date hereof, we have approximately 867 employees. Of these, 630 are in sales, 191 are in manufacturing and 46 are in management and administration. None of the our employees is subject to a collective bargaining agreement. We consider our relationship with its employees to be good.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on From 8-K, which are available though the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") by accessing the SEC's home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Risk Factors

We are subject to certain risks and uncertainties as described below. These risks and uncertainties may not be the only ones we face. There may be additional risks that we do not presently know of, or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. Our business and operations may be adversely affected if any of such risks are realized.  All investors should consider the following risk factors before deciding to purchase or sell our securities.

Risks Related to Our Business

Our products may not achieve or maintain market acceptance.

We market our product in China. Dairy product consumption in China has historically been lower than in many other countries in the world. Growing interest in milk products in China is a relatively recent phenomenon which makes the market for our products less predictable. Consumers may lose interest in the products. As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of our products in particular. There is substantial risk that the market may not accept or be receptive to our products. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

In addition, we market our product, in part, as a healthy and good source of nutrition, however, periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow’s milk in the human diet. An unfavorable study or medical finding could erode the popularity of milk in the Chinese diet and negatively effect the marketing of our product causing sales, and cause our revenues, to decline.

As we increase the scale of our operations, we may be unable to maintain the level of quality we currently attain by producing our products in small batches. If quality of our product declines, sales may decline.

Our products are manufactured in small batches. If we are able to increase our sales, we will be required to increase our production. Increased production levels may force us to modify our current manufacturing methods in order to meet demand. We may be unable to maintain the quality of our dairy products at increased levels of production. If quality declines, consumers may not wish to purchase our products and a decline in the quality of our products could damage our reputation, business, operations and finances.

We depend on supplies of raw milk and other raw materials, a shortage of which could result in reduced production and sales revenues and/or increased production costs.

Raw milk is the primary raw material we use to produce our products. As we pursue our growth strategy, we expect raw milk demands to continue to grow. Because we own only a small number of dairy cows, we depend on dairy farms and dairy farmers for our supply of fresh milk. We expect that we will need to continue to increase the number of dairy farmers from which we source raw milk. If we are not able to renew our contracts with suppliers or find new suppliers to provide raw milk we will not be able to meet our production goals and our sales revenues will fall. If we are forced to expand our sources for raw milk, it may be more and more difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain. A decrease in the quality of our raw materials would cause a decrease in the quality of our product and could damage our reputation and cause sales to decrease.

Raw milk production is, in turn, influenced by a number of factors that are beyond our control including, but not limited to, the following:

•	seasonal factors: dairy cows generally produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production;

•
environmental factors: the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, if environmental factors cause the quality of nourishment to decline, milk production could decline and we may have difficulty finding sufficient raw milk; and

•
governmental agricultural and environmental policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of individual dairy farms, and the numbers of dairy cows and quantities of milk they are able to produce.

We also source large volumes of soy beans, rice, and other raw materials from suppliers. Interruption of or a shortage in the supply of raw milk or any of our other raw materials could result in our being unable to operate our production facilities at full capacity or, if the shortage is severe, at any production level at all, thereby leading to reduced production output and sales and reduced revenues.

Even if we are able to source sufficient quantities of raw milk or our other raw materials to meet our needs, downturns in the supply of such raw materials caused by one or more of these factors could lead to increased raw material costs which we may not be able to pass on to the consumers of our products, causing our profit margins to decrease.

Volatility of raw milk costs make our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly.

The policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China’s dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise and we may not be able to pass them on to consumers of our products, which will lead to a decrease in our profits.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

We face competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles, and other special packaging, which serve portions of our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. Our largest competitors are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to our advertising claims. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

 The loss of any of our key executives could cause an interruption of our business and an increase in our expenses if we are forced to recruit a replacement; We have no key-man life insurance covering these executives.

We are highly dependent on the services of Yang Yong Shan, our President and Chief Executive Officer, and the loss of his services would have a material adverse impact on our operations. He has been primarily responsible for our development and the marketing of our products. We have not applied for key-man life insurance on his life and have no current plans to do so.

We face the potential risk of product liability associated with food products; Lack of general liability insurance expose us to liability risks in the event of litigation against us.

We sell products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of our products. We may be subject to liability if the consumption of any of our products causes injury, illness or death. In addition, we may recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. We would also have to incur defense costs, including attorneys’ fees, even if a claim is unsuccessful. We do not have liability insurance with respect to product liability claims. Any product liabilities claims could have a material adverse effect on its business, operating results and financial condition.

Risks Related to Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms which have been adopted by the Chinese government could change at any time. Because many reforms are unprecedented or experimental, they are expected to be refined and adjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations This could damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;

•	control of foreign exchange;

•	methods of allocating resources;

•	balance of payments position;

•	international trade restrictions; or

•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries. It is possible that the Chinese government may abandon its reforms all together and return to a more nationalized economy. Negative impact upon economic reform policies or nationalization could result in a total investment loss in our Common Stock.

Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in China. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. Laws and regulations effecting foreign invested enterprises in China have only recently been enacted and are evolving rapidly, and their interpretation and enforcement involve uncertainties. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for product pricing, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in The Peoples Republic of China. Future regulatory, judicial and legislative changes could have a material adverse effect on our Chinese operating subsidiaries. Regulators or third parties may raise material issues with regard to our Chinese subsidiaries or our compliance or non-compliance with applicable laws or regulations or changes in applicable laws or regulations may have a material adverse effect on our operations. Because of the evolving nature in the law, it will be difficult for us to manage and plan for changes that may arise.

It will be difficult for any shareholder of ours to commence a legal action against our executives. Enforcing judgments won against them or the Company will be difficult.

Most of our officers and directors reside outside of the United States. As a result, it will be difficult, if not impossible, to acquire jurisdiction over those persons in a lawsuit against any of them, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Because the majority of our assets are located in The People’s Republic of China, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Administrative Permits”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

On October 9, 2007 American International Dairy Holding Co., Inc. (“AIDH”), a Nevada corporation and parent company of the Chinese corporations through which we do all of our business, became a subsidiary through a merger with our subsidiary (the “Merger”).

Based on our understanding of current PRC Laws, we believe that the New M&A Rule does not require us or our Chinese shareholders or our entities in China to obtain the CSRC approval in connection with the Merger because AIDH completed the approval procedures of the acquisition of a majority equity interest in its PRC subsidiary before September 8, 2006 when the New M&A Rule became effective.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule. PRC government authorities may take a view contrary to our understanding that we do not need the CSRC approval, and PRC government authorities may impose additional approvals and requirements.

Further, if the PRC government finds that we or our Chinese shareholders did not obtain the CSRC approval, which should have been obtained before executing the Merger Agreement, we could be subject to severe penalties. The New M&A Rule does not specify penalty terms, so we are not able to predict what penalties we may face, but they could be materially adverse to our business and operations.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, which could harm the market for our products and adversely effect our operations and business.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. If we are not able to maintain adequate controls our financial statements may not properly represent our financial condition, results of operation or cash flows. Weakness in our controls could also delay disclosure of information to the public which is material to an investment decision with respect to our stock.

Fluctuations in the exchange rate between the Chinese currency and the United States dollar could adversely affect our operating results.

The functional currency of our operations in China is "Renminbi," or RMB. However, results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We currently do not use hedging techniques, and even if in the future we do, we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits to decline, which, in turn, may cause our stock prices, to decline.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

In addition, on October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Notice 75”), which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005.

According to Notice 75:

•
prior to establishing or assuming control of an offshore company for the purpose of obtaining overseas equity financing with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change in the capital of the offshore company that does not involve any return investment, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

In addition, SAFE issued updated internal implementing rules (“Implementing Rules”) in relation to Notice 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies. It remains uncertain whether PRC residents shall go through the overseas investment foreign exchange registration procedures under Notice 75 or Implementing Rules.

Penalties for non-compliance which may be issued by SAFE can impact the PRC resident investors as well as the onshore subsidiary. However, certain matters related to implementation of Circular No. 75 remain unclear or untested. As a result, we may be impacted by potential penalties which may be issued by SAFE. For instance, remedial action for violation of the SAFE requirements may be to restrict the ability of our Chinese subsidiaries to repatriate and distribute its profits to us in the United States. The results of non-compliance are uncertain, and penalties and other remedial measures may have a material adverse impact upon our financial condition and results of operations

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

We are subject to extensive regulation by China's Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Limited and uncertain trademark protection in China makes the ownership and use of our trademarks uncertain.

We have obtained trademark registrations for the use of our tradenames “Xing An Ling” and “Yi Bai”, which have been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We believe our trademarks are important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademarks may be less than we currently expect and may, in fact, be insufficient. Moreover even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademarks could have a material adverse effect on our business, operations and finances.

Risks Relating to the Market for Our Common Stock

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger.” Because of our merger, we could be exposed to undisclosed liabilities resulting from our operations prior to the merger and we could incur losses, damages or other costs as a result. In addition, Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. Brokerage firms may not want to conduct any secondary offerings on our behalf in the future.

There is currently no liquid trading market for our Common Stock and one may never develop or be sustained and stockholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than our company’s value.

There is currently no liquid trading market for our Common Stock and one may never develop. As a result, the price if traded may not reflect our company’s value. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of our business. Because the price for our stock is low, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of common stock like ours as collateral for any loans. Even if a more active market should develop, the price may be highly volatile. Our Common Stock is currently approved for quotation on the OTC Bulletin Board. We do not satisfy the initial listing standards of either the American Stock Exchange, the New York Stock Exchange or the Nasdaq Capital Market. If we never are able to satisfy any of those listing standards our Common Stock will never be listed on an exchange. As a result, the trading price of our stock may be lower than if we were listed on an exchange. Our stock may be subject to increased volatility. When a stock is thinly traded, a trade of a large block of shares can lead to a dramatic fluctuation in the share price.

Our stock price may be volatile in response to market and other factors.

The market price for our stock after the merger may become volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the merger may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of technological innovations or new products or services by us or our competitors;

•	reductions in the market share of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	volatility in our results of operations;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

“Penny Stock” rules may make buying or selling our Common Stock difficult.

Trading in our Common Stock is subject to the “penny stock” rules. The Securities and Exchange Commission, or SEC, has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market price and liquidity of our Common Stock.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our Common Stock ownership is highly concentrated. One shareholder, Yang Yong Shan, beneficially owns 13,883,329 shares, or 47.4% of our total outstanding Common Stock. He is also our President, Chief Executive Officer and Chairman of the Board. His interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our Common Stock.

We have the right to issue up to 10,000,000 shares of "blank check" preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

Our certificate of incorporation provides that we may issue up to 10,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control. Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our Common Stock.

A substantial number of shares of our Common Stock are issuable upon exercise of outstanding warrants, which will substantially reduce the percentage ownership of holders of our currently outstanding shares of Common Stock.

We have issued and outstanding warrants to purchase an aggregate of 7,988,870 shares of Common Stock, of which (i) 373,334 are exercisable at a price of $0.94 per share; (ii) 1,333,333 are exercisable at a price of $1.50 per share; (iii) 1,374,230 are exercisable at a price of $2.04 per share; and (iv) 4,907,973 are exercisable at a price of $3.26 per share. The issuance of these additional shares of Common Stock upon exercise of the warrants will substantially reduce the percentage equity ownership of holders of shares of our Common Stock.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

We have not paid any cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

We have agreements with two of our stockholders that require us to repurchase their stock upon the happening of certain events. We may be required to expend a significant amount of money to do so at a time that is not within our control.

We are a party to Put/Call Agreements with two (2) of our shareholders (the “Put/Call Shareholders”). The Put/Call Agreements grant us the right to repurchase 1,944,444 shares of Common Stock if the shares are eligible for resale under an effective registration statement or under Rule 144(k) under the Securities Act (the “Call Option”). It also grants the Put/Call Shareholders the right to cause us to repurchase those shares at $1.63 per share if:

•	we fail to exercise the Call Option within ten (10) days of the conditions to call have been met; or

•	we consummate a private offering of not less than $5,000,000 of its securities; or

•	we fail to consummate a qualified offering on or before October 9, 2009.

If the Put/Call Shareholders exercise their right, we will be required to purchase the stock for an aggregate of $3,169,444. We may be forced to purchase the stock at a time when we do not have sufficient cash flow to do so. If this occurs, we may be forced to borrow money and incur the related interest and transactional costs, or raise capital through the sale of our securities. If we are not able to do so, we will be in default of the Put/Call Agreement and could be subject to liability for the breach. Even if we are able to pay the purchase price, it will divert funds from other company purposes.

Item 2. Description of Property.

Under Chinese law, the government owns all of the land in the People’s Republic of China (PRC) and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.

We have two manufacturing facilities, which are located in Heilongjiang province, The People’s Republic of China. The main production facility occupies 38,600 square meters of land and the facility has 4,600 square meters for production. The second facility has 13,000 square meters of land and the facility has 3,400 square meters for production. Currently there are three production lines with daily capacity to process 200 tons of fresh milk.

We also have sales offices in each of the twenty provinces in the People’s Republic of China in which our products are sold. All leases are on an annual basis and commence on January 1, of each year.

For the years ended December 31, 2007 and 2006, we incurred aggregate rental expenses of $85,163 and $78,945, respectively. As of December 31, 2007, we had outstanding lease commitments totaling $123,715, all of which were due within the next year.

In the opinion of our management, each of our properties is adequately covered by insurance.

Our management has determined to build a new facility with annual production capacity of 9,000 tons of milk power in fiscal 2008, which will start production in the first quarter of fiscal 2009. During fiscal 2009 and fiscal 2010, management plans to build another new facility with annual production capacity of 18,000 tons of milk power. We plan to raise the funds needed for the new facilities from the capital market through private or public equity and/or debt offerings.

In addition, we have contracted to purchase an office building for approximately $1.8 million of which a deposit of approximately $1.1 million has been made. This office building, which is located in Heilongjiang province, will serve as our corporate headquarters. The balance of approximately $0.7 million will be due on expected completion of the building expected in June 2008. These funds will be paid out of our retained earnings.

Item 3. Legal Proceedings.

There are no legal proceedings pending or threatened against us, and we are not aware of any proceedings that a governmental authority is contemplating against us.

Item 4. Submission of Matters to a Vote of Security Holders.

Security Holders of Micro-Tech Identification Systems, Inc.

During the fourth quarter of the fiscal year ended December 31, 2007, and subsequent periods through the date hereof, no matters were submitted to a vote of security holders of Micro-Tech Identification Systems, Inc.

Security Holders of American International Dairy Holding Co., Inc.

On October 9, 2007, we entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with AIDH Acquisition, Inc., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), Tryant, and American International Holding Co., Inc., a privately-held Nevada corporation (“AIDH”), pursuant to which, as of such date, Acquisition Sub was merged with and into AIDH, and AIDH became our wholly-owned subsidiary. Upon consummation of the Merger, each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of our Common Stock. As a result, we issued an aggregate of 24,305,546 shares of our Common Stock to the holders of AIDH’s capital stock.

On October 9, 2007, AIDH obtained the approval for the items described above from holders of 13,600,000 shares of its common stock, representing 57.12% of AIDH’s total outstanding shares.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Common Stock has was approved for quotation on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”) in the first quarter on 2007. Through October 9, 2007, our trading symbol was “MCTC.” As of October 9, 2007, we changed our name to Amnutria Dairy Inc. and were assigned a new trading symbol of “AUDY.” On January 25, 2008, we changed our name to Emerald Dairy Inc. and received a new trading symbol of “EMDY.”

There has been no established public trading market for shares of our Common Stock. No assurance can be given that any market for our Common Stock will develop or be maintained.

We currently have outstanding exercisable warrants to purchase an aggregate of 7,988,870 shares of our Common Stock, of which:

•	373,334 are exercisable at a price of $0.94 per share;

•	1,333,333 are exercisable at a price of $1.50 per share;

•	1,374,230 are exercisable at a price of $2.04 per share; and

•	4,907,973 are exercisable at a price of $3.26 per share.

In addition, all of the 29,296,832 shares of Common Stock we currently have issued and outstanding (excluding an additional 1,944,444 shares which are currently held in treasury) can be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, and/or are being registered pursuant to this Registration Statement.

Holders

As of March 31, 2008, there were approximately 190 stockholders of record of our Common Stock.

Dividends

We have not paid any dividends since inception and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business. The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors, and will be at the sole discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plan

We do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management or key employees.

Recent Sales of Unregistered Securities

Sales by American International Dairy Holding Co., Inc.

On April 18, 2007, American International Dairy Holding Co., Inc. (“AIDH”), entered into an Equity Investment Agreement with Carret China Opportunity Investment Co. (“Carret”), pursuant to which AIDH sold Carret 3,888,888 shares of its capital stock (as adjusted for the reverse merger stock exchange), for an aggregate purchase price of $2,000,000.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Sales by Micro-Tech Identification Systems, Inc.

As of June 25, 2007, Tryant, LLC (“Tryant”) loaned our predecessor filer, Micro-Tech Identification Systems, Inc. (“Micro-Tech”) an aggregate of $38,434 in order to pay ongoing expenses to keep Micro-Tech current with its SEC filings. The loan was payable upon demand. Jeff Jenson was the managing member of Tryant, which, at the time, was Micro-Tech’s majority shareholder. On August 30, 2007, Tryant agreed to convert $12,971.40 of the loan into 518,856 “restricted” shares (the “Tryant Shares”) of Micro-Tech’s common stock. Given that there was no trading in Micro-Tech’s common stock and no bid price, Micro-Tech’s board of directors determined that, at that time, the fair value of a share of it’s common stock was $0.025. Following the issuance of the above shares, Tryant owned 643,856 shares of common stock of Micro-Tech, representing 92.72% of the total issued and outstanding shares.

Tryant acquired control of Micro-Tech in August 2005. At such time, Micro-Tech agreed to issue shares to certain of its existing shareholders. Just prior to its reverse merger with American International Dairy Holding Co., Inc., it was determined that those shares had never been issued. In addition, it was determined that shares owed to a former director of Micro-Tech in consideration for his services, had also not been issued. Further, certain individuals were now due to be issued shares as payment of expenses and fees related to the reverse merger. It was decided by Tryant and Micro-Tech that the best way to address this situation was to have Tryant return to Micro-Tech a number of the shares it had received in August 2007, and then have Micro-Tech reissue these shares in satisfaction of the above obligations. Effective as of October 9, 2007, Tryant “rescinded” the issuance of 230,645 of the 518,856 Tryant Shares it received on August 30, 2007, by returning them to Micro-Tech for cancellation.

These shares were then reissued as follows:

Name	Number of Shares
Leonard W. Burningham	103,308
John V. Winfield	64,388
Rick Krietemeier	57,949
Andrew Chudd	5,000
Total:	230,645

Leonard Burningham received 103,308 shares as payment for legal fees incurred by the Micro-Tech. John V. Winfield received 64,388 of the shares as payment of a finder’s fee in connection with the reverse merger. Micro-Tech issued 57,949 shares to Rick Krietmeier to provide him with shares he was due to receive in August 2005, when Tryant took control of Micro-Tech. Andrew Chudd received 5,000 of the shares in consideration for his prior services as a director of Micro-Tech.

Micro-Tech granted “piggyback registration rights” to the holders of the Tryant Shares.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Sales by Emerald Dairy Inc. f/k/a Amnutria Dairy Inc.

The Merger

On October 9, 2007, we entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with AIDH Acquisition, Inc., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), Tryant, and American International Holding Co., Inc., a privately-held Nevada corporation (“AIDH”), pursuant to which, as of such date, Acquisition Sub was merged with and into AIDH, and AIDH became a wholly-owned subsidiary of ours. Upon consummation of the Merger, each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of our Common Stock. As a result, the we issued an aggregate of 24,305,546 shares of our Common Stock to the holders of AIDH’s capital stock.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The First Offering

On October 9, 2007, we sold to John V. Winfield (the “Investor”) 1,333,333 units of our securities, consisting of: (i) 1,333,333 shares of Common Stock, (ii) three-year warrants to purchase 266,667 additional shares of Common Stock, at an exercise price of $0.94 per share (“Warrant No. W-1”), and (iii) two-year warrants to purchase 1,333,333 additional shares of Common Stock, at an exercise price of $1.50 per share (“Warrant No. W-2,” and together with Warrant No. W-1, the “Investor Warrants”), for an aggregate purchase price of $1,000,000 (the “First Offering”).

Warrant No. W-1 represents the right to purchase 266,667 shares of our Common Stock, at an exercise price of $0.94 per share. Warrant No. W-1 will expire on October 9, 2010. Warrant No. W-1 is exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying Warrant No. W-1 is effective. The number of shares of our Common Stock to be deliverable upon exercise of Warrant No. W-1 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events.

Warrant No. W-2 represents the right to purchase 1,333,333 shares of our Common Stock, at an exercise price of $1.50 per share. Warrant No. W-2 will expire on October 9, 2009. Warrant No. W-2 is exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Warrant No. W-2 is effective. The number of shares of our Common Stock to be deliverable upon exercise of Warrant No. W-2 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of Common Stock underlying the Warrant No. W-2 is declared effective, we will have the ability to call the Warrants at a price of $0.01 per warrant, upon thirty (30) days prior written notice to the holders of the warrants, if the closing price of the Common Stock exceeded $1.88 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us.

The Investor Warrants provide that in no event shall the Holder be entitled to exercise a number of Investor Warrants (or portions thereof) in excess of the number of Investor Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised Investor Warrants and the unexercised or unconverted portion of any other securities of the Issuer (subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the Investor Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the Holder and its affiliates of more than 9.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of the Investor Warrants may be waived by written agreement between the Holder and us; provided, however, such waiver may not be effective less than sixty-one (61) days from the date thereof.

We entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which it agreed that within thirty (30) business days of the Closing Date (the “Filing Date”), we will file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the First Offering (the “Purchased Shares”), (ii) the Common Stock issuable upon exercise of the Investor Warrants (collectively (i) and (ii), the “Registrable Securities”). Further, we agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until two (2) years after the Closing Date, subject to normal and customary blackout periods.

Pursuant to the Registration Rights Agreements, we will be required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Purchased Shares, Investor Warrants, or the Common Stock issued upon exercise of the Investor Warrants (collectively, the “Securities”) if (i) we fail to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) we fail to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) we fail to respond to the Commission within ten (10) business days of receipt by us of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if we suspend the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if we suspend in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders us unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for the Securities offered for each thirty (30) day period during which a registration default is continuing.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, we shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The Second Offering

On October 9, 2007, we sold to certain accredited investors (the “Initial Purchasers”) 2,061,227 units of our securities, consisting of (i) 2,061,227 shares of Common Stock, (ii) three-year warrants to purchase 412,245 additional shares of Common Stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) two-year warrants to purchase 2,061,227 additional shares of Common Stock, at an exercise price of $3.26 per share (the “Class B Warrants”) for an aggregate purchase price of $3,359,800.

On October 19, 2007, we sold to certain additional accredited investors (the “Additional Purchasers”) 2,846,746 units of our securities, consisting of (i) 2,846,746 shares of Common Stock, (ii) 569,346 additional Class A Warrants, and (iii) 2,846,746 additional Class B Warrants, for an aggregate purchase price of $4,640,200.

The Class A Warrants represent the right to purchase an aggregate of 981,591 shares of our Common Stock, at an exercise price of $2.04 per share. The Class A Warrants will expire on the three-year anniversary of their date of issuance. The Class A Warrants will be exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Class A Warrants is effective. The number of shares of our Common Stock to be deliverable upon exercise of the Class A Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events.

The Class B Warrants represent the right to purchase an aggregate of 4,907,973 shares of our Common Stock, at an exercise price of $3.26 per share. The Class B Warrants will expire on the two-year anniversary of their date of issuance. The Class B Warrants will be exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Class B Warrants is effective. The number of shares of our Common Stock to be deliverable upon exercise of the Class B Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of Common Stock underlying the Class B Warrants is declared effective, we will have the ability to call the Class B Warrants at a price of $0.01 per Class B Warrant, upon thirty (30) days prior written notice to the holders of the Class B Warrants, if the closing price of the Common Stock exceeded $4.08 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us.

The Class A Warrants and Class B Warrants (collectively, the “A and B Warrants”) provide that in no event shall the Holder be entitled to exercise a number of A and B Warrants (or portions thereof) in excess of the number of A and B Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised A and B Warrants and the unexercised or unconverted portion of any other securities of the Issuer (subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the A and B Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the Holder and its affiliates of more than 9.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of the A and B Warrants may be waived by written agreement between the Holder and us; provided, however, such waiver may not be effective less than sixty-one (61) days from the date thereof.

We entered into Registration Rights Agreements with the Initial Purchasers and Additional Purchasers, granting them registration rights similar to those granted to the Investor, as further described above.

As of September 24, 2007, we entered into a Placement Agent Agreement with Legend Merchant Group, Inc. (“Legend”), pursuant to which, in connection with the Second Offering, (i) Legend was paid a fee of $384,000, and (ii) Legend and its designees were granted three-year warrants (the “Legend Warrants”) to purchase an aggregate of 235,583 shares of our Common Stock at an exercise price of $2.04 per share. The terms and conditions of the Legend Warrants are identical to the those of the Class A Warrants.

As of September 27, 2007 and October 9, 2007, we entered into a Placement Agent Agreement and Finder’s Fee Agreement, respectively, with WestPark Capital, Inc. (“WestPark”), pursuant to which, in connection with the Second Offering, (i) WestPark was paid a fee of $124,452.10, in the aggregate, and (ii) WestPark and its designees were granted three-year warrants (the “WestPark Warrants”) to purchase an aggregate of 88,344 shares of our Common Stock, at an exercise price of $2.04 per share. The terms and conditions of the WestPark Warrants are identical to the those of the Class A Warrants.

As of October 9, 2007, we entered into an oral agreement with John Winfield, pursuant to which (i) Mr. Winfield was paid a finder’s fee of $192,000, and (ii) Mr. Winfield was granted three-year warrants to purchase (A) 106,667 shares of our Common Stock, at an exercise price of $0.94 per share (the “$0.94 Winfield Finder Warrants”), and (B) 68,712 shares of our Common Stock, at an exercise price of $2.04 per share (the “$2.04 Winfield Finder Warrants”). The terms and conditions of the $0.94 Winfield Finder Warrants are identical to the those of Warrant No. W-1. The terms and conditions of the $2.04 Winfield Finder Warrants are identical to the those of the Class A Warrants.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

On October 9, 2007, we entered into a Share Repurchase Agreement with Grand Orient Fortune Investment, Ltd. (“Grand Orient”), a PRC company controlled by Mingwen Song, pursuant to which we repurchased 1,944,444 shares (the “Repurchase Shares”) of our issued and outstanding Common Stock from Grand Orient for an aggregate purchase price of $3,169,444 (the “Repurchase Transaction”). We determined to repurchase these shares, to reduce the overall dilution created by the First Offering and Second Offering. The repurchased shares were initially held in treasury, but have now been returned to our number of authorized but unissued shares.

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders). Pursuant to the Put/Call Agreements the Put/Call Shareholders granted us an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for a price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by us, or (ii) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

•
The closing price of a share of our Common Stock as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the Common Stock may then be listed or quoted) equals or exceeds $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date that the Call Option Exercise Notice is given by us.

We may only exercise our Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Shareholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option may be exercised for all, but not less than all, of the Put/Call Shares. The repurchase shall be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Shareholders shall have the right to cause us to repurchase the Put/Call Shares from the Put/Call Shareholders (the “Put Right”), for a price shall be $1.63 per share (the “Put Purchase Price”), if:

•	We fail to exercise our Call Option within ten (10) days of a date on which all of the Call Option Conditions have been met; or

•	We consummate a private offering of not less than $5,000,000 of our securities (a “Qualified Offering”); or

•	We fail to consummate a Qualified Offering on or before October 9, 2009 (each of the aforementioned conditions, a “Put Right Trigger”).

Initially, our failure to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144(k), would have serves as a Put Right Trigger as well. However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this clause.

The Put/Call Shareholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to us within thirty (30) days of a Put Right Trigger. The Put/Call Shareholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Put/Call Shareholders, our repurchase of the Put/Call Shares shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

If the Put/Call Shareholders exercised their Put Rights we would be forced to repurchase the Put/Call Shares for an aggregate of $3,169,444.

The following table summarizes the purchases of the shares described above:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	1,944,444	$1.63	1,944,444	1,944,444
November 1, 2007 - November 30, 2007	0	$0.00	0	0
December 1, 2007 - December 31, 2007	0	$0.00	0	0
January 1, 2008 - January 31, 2008	0	$0.00	0	0
February 1, 2008 - February 29, 2008	0	$0.00	0	0
March 1, 2008 - March 31, 2008	0	$0.00	0	0
April 1, 2008 - April 30, 2008	0	$0.00	0	0
Total	1,944,444	$1.63	1,944,444	1,944,444

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The financial and business analysis in this Annual Report on Form 10-KSB (the “Report”) provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 7 of this Report.

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 95%, 3% and 2% of our sales, respectively. Through our network of over 600 salespeople, our products are distributed throughout 20 provinces in the People’s Republic of China, and sold in over 5,600 retail outlets.

Our products are marketed under two brand names:

•	“Xing An Ling,” which is designed for low-end customers; and

•	“Yi Bai,” which is designed for middle and high-end customers.

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. The dairy market today in China is over $13 billion and is expected to grow at a rate of 15% per year for the foreseeable future. We focus on the infant formula segment of the market, which is expected to grow even faster, at a rate of approximately 23% through 2011. Currently, it is estimated that demand for infant formula in China outstrips supply by at least 2-to-1. Our sales have grown at an average rate of 40% per year, with sales of $7.9 million, $18.8 million and $29.6 million for the fiscal years ended December 31, 2005, 2006 and 2007, respectively.

We are one of a select few dairy producers in China to have received an Infant & Baby Formula Milk Powder Production Permit from the State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China. Only current license holders are permitted to produce formula milk powder in China.

Because of our close proximity to its sources of fresh milk, we are able to complete the production process in approximately 30 hours. We produced approximately 7,000 tons of milk powder in fiscal 2007, up from approximately 5,000 tons in fiscal 2006. In 2008, by adding a third shift to the existing two shifts working schedule, we plan on producing 9,000 tons of milk powder. In addition, we are about to begin construction of a new production facility, which will enable us to produce an additional 9,000 tons of milk powder in fiscal 2009. As a result, we believe we will have the capacity to produce over 20,000 tons of milk powder per year by fiscal 2010. It is expected that our production of rice powder and soymilk powder will also increase in volume, while continuing to comprise approximately 3% and 2% of our overall sales, respectively.

All of our business is conducted through our wholly-owned Chinese subsidiaries Heilonjiang Xing An Ling Dairy Co. Limited, which handles our promotion, sales and administrative functions, and Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company, which handles production of our products.

Recent Developments

Prior to October 9, 2007, we were a public shell company, as defined by Securities Act Rule 405 and Exchange Act Rule 12b-2, without material assets or activities. On October 9, 2007, we completed a reverse merger (the “Merger”), pursuant to which our wholly-owned subsidiary merged with and into a private company, American International Dairy Holding Co., Inc. (“AIDH”), with such private company being the surviving company. In connection with this Merger, we discontinued our former business and succeeded to the business of AIDH as our sole line of business. For financial reporting purposes, AIDH is considered to be the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of AIDH and do not include our historical financial results.

Simultaneously with the Merger, we closed two private offering of units of our securities. In the first, we sold to John V. Winfield 1,333,333 units of our securities, consisting of: (i) 1,333,333 shares of our Common Stock, (ii) three-year warrants to purchase 266,667 shares of our Common Stock, at an exercise price of $0.94 per share, and (iii) two-year warrants to purchase 1,333,333 shares of our Common Stock, at an exercise price of $1.50 per share, for an aggregate purchase price of $1,000,000 (the “First Offering”). In the second, we sold to certain “accredited investors” 2,061,227 units of our securities, consisting of (i) 2,061,227 shares of our Common Stock, (ii) 412,245 Class A Warrants, and (iii) 2,061,227 Class B Warrants, for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”). The rights and obligations under the Warrants are further described in “Liquidity and Capital Resources - Warrants” below.

Upon the consummation of the Merger, and the closing of the Initial Placement of the Second Offering, we entered into a Share Repurchase Agreement with Grand Orient Fortune Investment, Ltd. (“Grand Orient”), a PRC company controlled by Mingwen Song, pursuant to which we repurchased 1,944,444 shares (the “Repurchase Shares”) of our issued and outstanding Common Stock from Grand Orient for an aggregate purchase price of $3,169,444 (the “Repurchase Transaction”). We determined to repurchase these shares, to reduce the overall dilution created by the First Offering and Second Offering. The repurchased shares are being held in treasury.

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders). Pursuant to the Put/Call Agreements we have the right to repurchase an aggregate of 1,944,444 shares of our Common Stock from the Put/Call Shareholders under certain circumstances. In addition, the Put/Call Shareholders have the right to cause us to repurchase such shares at $1.63 per share if certain events occur. The Put/Call Agreements are further described in “Liquidity and Capital Resources - Put/Call Agreements” below.

On October 19, 2007, we conducted an additional closing of the Second Offering in which we sold 2,846,746 units of our securities to additional “accredited investors,” consisting of (i) 2,846,746 shares of our Common Stock, (ii) 569,346 Class A Warrants, and (iii) 2,846,746 Class B Warrants, for an aggregate purchase price of $4,640,200 (the “Additional Placement of the Second Offering,” and together with the Initial Placement of the Second Offering, the “Second Offering”).

We received aggregate net proceeds of $4,395,103.90 from the First Offering and Second Offering. We plan to use the net proceeds for general working capital purposes.

Following the Merger, the First Offering, the Second Offering and the Repurchase Transaction, we had 29,296,832 shares of Common Stock issued and outstanding, not including the 1,944,444 Repurchase Shares described above, which are being held in treasury.

Trends and Uncertainties

Narrowing of Gap in Milk Consumption

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. In addition to improving the overall health the populous, the government views increased dairy production as a solution to improve employment in rural areas thus improving social stability. It is expected that there will be a steady narrowing of the significant gap between China’s per capita milk consumption of 15kg per person and the global average of 100 kg per person.

Industry Growth

The dairy market today in China is over $13 billion. According to China National Bureau of Statistics, between 2000 to 2005 the dairy industry in China experienced an average growth of 16% per year. The dairy industry in China is projected to grow at rate of 15% per year from 2006 to 2012, to reach $32 billion by 2012.

The Dairy Association of China estimates that the infant formula market segment, which is the market segment we target, has grown even faster in recent years, at a rate of 20%-30% per year. We believe the following three factors are the main drivers of the infant formula market:

•	Increased household income made infant formula more affordable in China;

•	Increased number of working mothers or busy mothers created more demands for infant formula products; and

•	Increased popularity and acceptance of infant formula products.

Supply of Infant Formula

It is estimated that the demand for infant formula in China outstrips supply by at least 2-to-1. Production capacity has been the bottle neck for our growth in recent years because production has not been able to keep up with demand. Management has determined to build a new production facility with annual production capacity of 9,000 tons of milk powder, which is expected to start production in 2009. Management will need to raise $10 million - $15 million to fund the expansion of new production facility. We expect that this increase in production capacity of approximately 130% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

Product Pricing and Raw Material Supply

Historically we have been able to obtain raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang China while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be available to us we grow. We will increase products’ prices to pass on higher raw material costs to consumers, however, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials.

Brand Name and Product Quality

There are more than 30 brand names of infant formula products are sold in China. Most of the International and larger players have been concentrating in the first tier cities, or well-known urban centers such as Beijing and Shanghai. The rest of the Chinese domestic companies have been focusing on less developed second and third cities where competition is less severe than the top ties cities. As consumers have many options for infant formula products, infant formula producers with better quality and safety images have the advantages to sell their product at higher price. Brand image and recognition are increasing important in gaining customer loyalty.

Organic Label Milk Products

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We plan to create an organic label product line beginning in fiscal 2008. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be minor. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be very popular in China. Over time, this will help increase our revenues.

Factors Affecting Raw Milk Production

Raw milk production is influenced by a number of factors that are beyond our control including, but not limited to, the following:

•	seasonal factors: dairy cows generally produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production;

•
environmental factors: the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, if environmental factors cause the quality of nourishment to decline, milk production could decline and we may have difficulty finding sufficient raw milk; and

•
governmental agricultural and environmental policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of individual dairy farms, and the numbers of dairy cows and quantities of milk they are able to produce.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The following summarizes changes in our operations for the fiscal years ended periods ended December 31, 2007 and 2006. Net income increased by approximately $0.9 million, or approximately 33.3%, from approximately $2.7 million in the fiscal year ended December 31, 2006 to approximately $3.6 million for the fiscal year ended December 31, 2007. This increase in net income is attributable primarily to the increase in sales of approximately $10.8 million, partially offset by increases in cost of goods sold of approximately $7.0 million and total operating expenses of approximately $2.9 million.

Sales and Cost of Goods Sold

	For the Fiscal Years Ended December 31,
	2007	2006
Sales	$29,618,008	$18,816,499

Cost of Goods Sold	19,064,905	12,102,136

Gross Profit	$10,553,103	$6,714,363

Sales. Sales increased by approximately $10.8 million, or approximately 57.4%, from approximately $18.8 million in the fiscal year ended December 31, 2006 to approximately $29.6 million for the fiscal year ended December 31, 2007. This increase was due to the following factors:

•	We expanded the market areas in the twenty provinces in which we sell our products and our products are now sold in over 5,600 retail outlets;

•	Our products became increasing popular in mainland China due to our continued sales and marketing efforts; and

•	We raised the price of our products by an average of 23% in September 2007, resulting in an increase of $500,000 in net sales.

Cost of Goods Sold. Cost of goods sold increased by approximately $7.0 million, or approximately 57.9%, from approximately $12.1 million in fiscal year ended December 31, 2006 to approximately $19.1 million for the fiscal year ended December 31, 2007. This increase was directly related to an increase in the amount of raw materials we purchased to satisfy the rising demand for our products and our related increase in production.

Gross Profit. Gross profit was approximately $10.6 million, or approximately 35.6% of our sales for the fiscal year ended December 31, 2007, compared to gross profit of approximately $6.7 million, or approximately 35.7% for the fiscal year ended December 31, 2006. The reason for this slight decrease in our gross profit margin was an increase in the price of the raw materials we use to produce our products. There is a gap in time from the time the price of our raw materials increase to the time in which we can pass these addition expenses off to our customers by increasing the price of our products.

Operating Expenses

	For the Fiscal Years Ended December 31,
	2007	2006
Operating Expenses
Selling expenses	$5,331,489	$3,481,631
Administrative	1,492,642	458,870
Depreciation and amortization	51,066	37,915
Total operating expenses	$6,875,197	$3,978,416

Selling Expenses. Selling expenses increased by approximately $1.8 million, or approximately 51.4%, from approximately $3.5 million in fiscal year ended December 31, 2006 to approximately $5.3 million for the fiscal year ended December 31, 2007. The primary reasons for this increase, were increases in promotional expenses and distribution expenses directly related to the increase in increased sales volume.

Administrative Expenses. Administrative expenses increased by approximately $1.0 million, or approximately 200.0%, from approximately $0.5 million in fiscal year ended December 31, 2006 to approximately $1.5 for the fiscal year ended December 31, 2007. The principal reason for the increase was mainly due to increases in office expenses and in staff salaries directly related to our growth. As our sales have increased, we have been forced to hire additional employees.

Provision for Income Taxes

	For the Fiscal Years Ended December 31,
	2007	2006

Provision for Income Taxes
Current	$118,325	$39,349
Deferred	—	—
	$118,325	$39,349

Provision for Income Taxes. Income taxes increased by $78,976, or approximately 200.7%, from $39,349 in fiscal year ended December 31, 2006 to $118,325 for the fiscal year ended December 31, 2007. This increase was due primarily to the increase in our net income.

Liquidity and Capital Resources

Uses of Capital

	For the Fiscal Years Ended December 31,
	2007	2006
		(Restated)
Net cash provided by operating activities	$251,335	$845,911

Net cash used in investing activities	(1,763,656)	(460,598)

Net cash provided by (used in) financing activities	$7,119,077	$(121,364)

Net Cash Provided By Operating Activities

For the fiscal year ended December 31, 2007, approximately $0.3 million was provided by operating activities, compared with approximately $0.8 million provided by operating activities for the fiscal year ended December 31, 2006. Our net cash flows provided from operating activities decreased primarily because of an increase in deposits of approximately $3.2 million offset by an increase in net income of approximately $3.6 million.

Net Cash Used In Investing Activities

For the fiscal year ended December 31, 2007, we used approximately $1.8 million in investing activities, compared with approximately $0.5 million used in investing activities for the fiscal year ended December 31, 2006. This increase of approximately $1.3 million was due primarily to our purchase of new equipment necessary to keep up with our growth.

Net Cash Provided By (Used In) Financing Activities

For the fiscal year ended December 31, 2007, approximately $7.1 million was provided by financing activities, compared with approximately $0.1 million used in financing activities for the fiscal year ended December 31, 2006. This increase in net cash from financing activities was due to net proceeds we received from sales of our securities.

Cash at year end for the fiscal year ended December 31, 2007 increased by 1,000% to approximately $6.6 million from approximately $0.6 million for the same period in the previous year. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to build new production facilities.

General

Historically we relied on investments by our Chief Executive Officer and shareholders and bank loans to meet our cash and capital expenditures. However, as the amount of capital expenditures increases, we will depend more on the capital markets to raise funds through private and public offerings of equity and/or debt.

We have experienced tremendous growth well above the industry average during recent years. Sales increased from approximately $7.9 million in 2005 to approximately $29.6 million in 2007, a 275% increase over two years, or a compound annual growth rate of 66%. Net income increased from approximately $0.8 million in 2005 to approximately $4.2 million in 2007, a 425% increase over two years, or a compound annual growth rate of 100%. Following the same trend, working capital increased from approximately $1.4 million in 2005 to approximately $13.1 million in 2007, including cash generated from operations as well as fund raise from private offering we consummated in October 2007.

Cash at year end for the fiscal year ended December 31, 2007 increased by 1,000% to approximately $6.6 million from approximately $0.6 million for the same period in the previous year. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to build new production facilities.

Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. To help implement this strategy, management decided to build a new facility that will have annual production capacity of 9,000 tons of milk powder, which is expected to commence production in the first quarter of 2009. If our sales for fiscal 2009 meet management's expectations, management plans to build another new facility with annual production capacity of 18,000 tons of milk powder. If management successfully executes its three-year plan, our total production capacity is expected to reach between 25,000 and 35,000 tons of milk powder by 2010. Management will also consider making strategic acquisitions if there are good opportunities in the marketplace. However, revenue from acquisitions has not been included in the planned growth. Our plans to raise $10 million to $15 million needed for the new facilities from the capital market through private or public equity and/or debt offerings. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition, we have contracted to purchase an office building for approximately $1.8 million of which a deposit of approximately $1.1 million has been made. This office building, which is located in Heilongjiang province, will serve as our corporate headquarters. The balance of approximately $0.7 million will be due on expected completion of the building expected in June 2008. These funds will be paid out of our retained earnings.

Currently, we spend about 8% - 12% of total revenues on advertising and promotional plans through out the year. We spent approximately $3.0 million, $1.9 million and $0.8 million on advertising and promotion in fiscal 2007, 2006 and 2005, respectively. We plan to increase spending on advertising and promotion to an aggregate of between $4.0 million and $5.0 million in fiscal 2008. This will still fall within our standard budget for advertising and promotion of 8% - 12% of total revenues. The funds for advertising and promotion will generally come out of our earnings.

Private Offerings of Common Stock and Warrants

On October 9, 2007 (the “Closing Date”), we entered into a Securities Purchase Agreement with John V. Winfield (the “First Investor”), pursuant to which we sold the First Investor 1,333,333 units of our securities, consisting of: (i) 1,333,333 shares of Common Stock, (ii) three-year warrants to purchase 266,667 additional shares of our Common Stock, at an exercise price of $0.94 per share (“Warrant W-1”), and (iii) two-year warrants to purchase 1,333,333 additional shares of our Common Stock, at an exercise price of $1.50 per share (“Warrant W-2”), for an aggregate purchase price of $1,000,000 (the “First Offering”).

In addition, on the Closing Date, we entered into a Securities Purchase Agreement with certain additional accredited investors (the “Initial Purchasers”), for the purchase and sale, in one or more closings to occur on or prior to October 31, 2007 (each, a “Closing”), of units of our securities of aggregating a minimum of $3,000,000 and a maximum of $8,000,000 (the “Units”), each Unit to consist of: (i) one (1) share of our Common Stock; (ii) a warrant to purchase that number of shares of our Common Stock equal to twenty (20%) percent of the principal dollar amount of the Units purchased, divided by the Unit Purchase Price (rounded to the nearest whole share); and (iii) a warrant to purchase that number of shares of our Common Stock equal to one hundred (100%) percent of the principal dollar amount of the Units purchased, divided by the Unit Purchase Price (rounded to the nearest whole share), for a purchase price of $1.63 per Unit.

As of the Closing Date, we sold an aggregate of 2,061,227 Units to the Initial Purchasers, consisting of (i) 2,061,227 shares of our Common Stock, (ii) three-year warrants to purchase 412,245 additional shares of our Common Stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) two-year warrants to purchase 2,061,227 additional shares of our Common Stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement”).

On October 19, 2007 (the “Additional Closing Date”), we entered into Purchase Agreements with certain additional accredited investors (the “Additional Purchasers”), pursuant to which we sold to the Additional Purchasers 2,846,746 Units, consisting of (i) 2,846,746 shares of our Common Stock, (ii) 569,346 additional Class A Warrants, and (iii) 2,846,746 additional Class B Warrants, for an aggregate purchase price of $4,640,200 (the “Additional Placement,” and together with the Initial Placement, the “Second Offering”).

As of September 24, 2007, we entered into a Placement Agent Agreement with Legend Merchant Group, Inc. (“Legend”), pursuant to which, in connection with the Second Offering, (i) Legend was paid a fee of $384,000, and (ii) Legend and its designees were granted three-year warrants (the “Legend Warrants”) to purchase an aggregate of 235,583 shares of our Common Stock at an exercise price of $2.04 per share. The terms and conditions of the Legend Warrants are identical to the those of the Class A Warrants.

As of September 27, 2007 and October 9, 2007, we entered into a Placement Agent Agreement and Finder’s Fee Agreement, respectively, with WestPark Capital, Inc. (“WestPark”), pursuant to which, in connection with the Second Offering, (i) WestPark was paid a fee of $124,452.10, in the aggregate, and (ii) WestPark and its designees were granted three-year warrants (the “WestPark Warrants”) to purchase an aggregate of 88,344 shares of our Common Stock at an exercise price of $2.04 per share. The terms and conditions of the WestPark Warrants are identical to the those of the Class A Warrants.

As of October 9, 2007, we entered into an oral agreement with John V. Winfield, pursuant to which (i) Mr. Winfield was paid a finder’s fee of $192,000, and (ii) Mr. Winfield was granted three-year warrants to purchase (a) 106,667 shares of our Common Stock at an exercise price of $0.94 per share (the “$0.94 Winfield Finder Warrants”), and (b) 68,712 shares of our Common Stock at an exercise price of $2.04 per share (the “$2.04 Winfield Finder Warrants”). The terms and conditions of the $0.94 Winfield Finder Warrants are identical to the those of Warrant No. W-1. The terms and conditions of the $2.04 Winfield Finder Warrants are identical to the those of the Class A Warrants.

In connection with the First Offering and Second Offering, we issued an aggregate of 6,241,306 shares of our Common Stock and warrants to purchase an additional 7,988,870 shares of our Common Stock. We received aggregate net proceeds of $4,395,103.90, which we plan to use for general working capital purposes. If all of the warrants discussed above were exercised for cash, we would receive gross proceeds of approximately $21,154,354.

Registration Rights and Liquidated Damages

As of the Closing Date and the Additional Closing Date, we entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with the Investor, the Initial Purchasers and the Additional Purchasers (collectively, the “Investors”), pursuant to which we agreed that within thirty (30) business days of the Closing Date (the “Filing Date”), we would file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the First Offering and Second Offering (collectively, the “Offerings”) (the “Purchased Shares”), (ii) the Common Stock issuable upon exercise of Warrant W-1 and Warrant W-2, (iii) the Common Stock issuable upon exercise of the Class A Warrants, and (iv) the Common Stock issuable upon the exercise of the Class B Warrants (collectively (i), (ii), (iii) and (iv), the “Registrable Securities”). Further, we agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until two (2) years after the Closing Date, subject to normal and customary blackout periods.

Pursuant to the Registration Rights Agreements, we will be required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Purchased Shares if (i) we fail to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) we fail to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) we fail to respond to the Commission within ten (10) business days of receipt by us of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if we suspend the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if we suspend in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders us unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for the Securities offered for each thirty (30) day period during which a registration default is continuing.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, we are entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

As of December 31, 2007, there were accrued liquidated damages of $215,299. We are accruing $4,500 per day in liquidated damages with a maximum liability of $1,584,701.

Share Repurchase and Put/Call Agreements

On October 9, 2007, we entered into a Share Repurchase Agreement with Grand Orient Fortune Investment, Ltd. (“Grand Orient”), a PRC company controlled by Mingwen Song, pursuant to which we repurchased 1,944,444 shares (the “Repurchase Shares”) of our issued and outstanding Common Stock from Grand Orient for an aggregate purchase price of $3,169,444 (the “Repurchase Transaction”). We determined to repurchase these shares, to reduce the overall dilution created by the First Offering and Second Offering. The repurchased shares were initially held in treasury, but have now been returned to our number of authorized but unissued shares.

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders). Pursuant to the Put/Call Agreements the Put/Call Shareholders granted us an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for a price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by us, or (ii) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

•
The closing price of a share of our Common Stock as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the Common Stock may then be listed or quoted) equals or exceeds $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date that the Call Option Exercise Notice is given by us.

We may only exercise its Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Shareholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option may be exercised for all, but not less than all, of the Put/Call Shares. The repurchase shall be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Shareholders shall have the right to cause us to repurchase the Put/Call Shares from the Put/Call Shareholders (the “Put Right”), for a price shall be $1.63 per share (the “Put Purchase Price”), if:

•	We fail to exercise its Call Option within ten (10) days of a date on which all of the Call Option Conditions have been met; or

•	We consummate a private offering of not less than $5,000,000 of its securities (a “Qualified Offering”); or

•	We fail to consummate a Qualified Offering on or before October 9, 2009 (each of the aforementioned conditions, a “Put Right Trigger”).

Initially, our failure to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144(k), would have serves as a Put Right Trigger as well. However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this clause.

The Put/Call Shareholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to us within thirty (30) days of a Put Right Trigger. The Put/Call Shareholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Put/Call Shareholders, our repurchase of the Put/Call Shares shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

If the Put/Call Shareholders exercised their Put Rights we would be forced to repurchase the Put/Call Shares for an aggregate of $3,169,444.

Transactions with Related Parties

Issuance, Rescission and Reissuance of Tryant Shares

As of June 25, 2007, Tryant, LLC (“Tryant”) loaned our predecessor filer (“Micro-Tech”) an aggregate of $38,434 in order to pay ongoing expenses to keep Micro-Tech current with its SEC filings. The loan was payable upon demand. Jeff Jenson was the managing member of Tryant, which, at the time, was Micro-Tech’s majority shareholder. On August 30, 2007, Tryant agreed to convert $12,971.40 of the loan into 518,856 “restricted’ shares (the “Tryant Shares”) of Micro-Tech’s common stock. Given that there was no trading in Micro-Tech’s common stock and no bid price, Micro-Tech’s board of directors determined that, at that time, the fair value of a share of it’s common stock was $0.025. Following the issuance of the above shares, Tryant owned 643,856 shares of Common Stock of Micro-Tech, representing 92.72% of the total issued and outstanding shares.

Tryant acquired control of Micro-Tech in August 2005. At such time, Micro-Tech agreed to issue shares to certain of its existing shareholders. Just prior to its reverse merger with American International Dairy Holding Co., Inc., it was determined that those shares had never been issued. In addition, it was determined that shares owed to a former director of Micro-Tech in consideration for his services, had also not been issued. Further, certain individuals were now due to be issued shares as payment of expenses and fees related to the reverse merger. It was decided by Tryant and Micro-Tech that the best way to address this situation was to have Tryant return to Micro-Tech a number of the shares it had received in August 2007, and then have Micro-Tech reissue these shares in satisfaction of the above obligations. Effective as of October 9, 2007, Tryant “rescinded” the issuance of 230,645 of the 518,856 Tryant Shares it received on August 30, 2007, by returning them to Micro-Tech for cancellation.

These shares were then reissued as follows:

Name	Number of Shares
Leonard W. Burningham	103,308
John V. Winfield	64,388
Rick Krietemeier	57,949
Andrew Chudd	5,000
Total:	230,645

Leonard Burningham received 103,308 shares as payment for legal fees incurred by the Micro-Tech. John V. Winfield received 64,388 of the shares as payment of a finder’s fee in connection with the reverse merger. Micro-Tech issued 57,949 shares to Rick Krietmeier to provide him with shares he was due to receive in August 2005, when Tryant took control of Micro-Tech. Andrew Chudd received 5,000 of the shares in consideration for his prior services as a director of Micro-Tech.

We granted “piggyback registration rights” to the holders of the Tryant Shares.

Loan from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”), our wholly-owned subsidiary, purchased machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $183,516. The note does not bear interest and is due on demand. We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same as the seller’s cost in these assets, and was approximately the same amount we would have had to pay to purchase similar assets from a third party.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our Common Stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of December 31, 2007, were as follows:

Payments Due By Period

Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Building purchase	$734,246	$734,246	—	—	—
Operating leases	$123,715	$123,715	—	—	—
Total:	$857,961	$857,961	—	—	—

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require use to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include the our accounts and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In our opinion, the condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make our financial position and the results of operations and cash flows not misleading. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Raw materials consist of raw milk, soybeans, and rice and rice powder. Work in process consists of materials and products in process of conversion to powder but not yet packaged.

The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overheads, taking into account the stage of completion.

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account any salvage value as follows:

Buildings	30 years
Communication equipment, plant and machinery	10 - 30 years
Motor vehicles	10 years
Diary cows	5 years
Furniture, Fixtures, and Equipment	5 - 10 years

Expenditures for renewals and betterments were capitalized, while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the statements of operations.

We review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment at December 31, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets

Intangible assets consist of land use rights we acquired and are amortized on a straight line basis over the lives of the rights agreements, which is fifty years and patents which are amortized on a straight line basis over the remaining life of the patents which is five years. We evaluate the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2007.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Earnings per share

Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in the industry in which we operate, after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

We do not accrue United States income tax on unremitted earnings from foreign operations as it is our intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 do it is classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, The People’s Republic of China enacted a new Enterprise Income Tax Law, for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to say in place through 2012 with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption will end on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reductions in the statutory enterprise income tax rates for an additional three years. The enterprise income tax expense of $118,325 and $39,349 as of December 31, 2007 and 2006, respectively, were incurred at the LvBao level which is not subject to Wholly Foreign Owned subsidiary rules.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at December 31, 2007 for U.S. or additional foreign withholding taxes on approximately $8,525,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, we adopted FIN 48 effective January 1, 2007.

We recognize that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, we cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of December 31, 2007, is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity

In accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, we account for financial instruments as a liability if it embodies an obligation to repurchase the our equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of December 31, 2007 because of the relatively short-term maturity of these instruments.

Recently Issued Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 had no impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact us in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of FAS 161.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7. Financial Statements.

Financial Statements for the years ended December 31, 2007 and 2006 (see pages F-1 through F-27 hereof).

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

Independent Auditors’ Report of Windes & McClaughry Accountancy Corporation	F-2

Independent Auditors’ Report of Murrell, Hall, McIntosh & Co., PLLP.	F-3

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income	F-6

Consolidated Statements of Cash Flows	F-7

Footnotes to Consolidated Financial Statements	F-8 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Emerald Dairy, Inc.:

We have audited the accompanying consolidated balance sheet of Emerald Dairy, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and accumulated other comprehensive income, and cash flows for the year ended. Emerald Dairy, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Dairy, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows the year ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry Accountancy Corporation
Long Beach, California

April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of American International Dairy Holdings Co., Inc. and subsidiaries as adjusted for the effect of the October 9, 2007 recapitalization and subsequent name change to Emerald Dairy Inc. (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Dairy Holdings Co., Inc. and subsidiaries as adjusted for the effect of the October 9, 2007 recapitalization and subsequent name change to Emerald Dairy Inc. as of December 31, 2006 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the financial statements, certain reclassifications were made in the statement of clash flows for the year ended December 31, 2006 to more clearly reflect the effect of changes in exchange rates.

/s/ Murrell, Hall, McIntosh & Co.. PLLP

Oklahoma City, Oklahoma
June 4, 2007
April 15, 2008 as to the rollback effect of the October 9, 2007 recapitalization and subsequent name change to Emerald Dairy Inc. and certain reclassifications made to the statement of cash flows for the year ended December 31, 2006

Emerald Dairy Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2007

2007
ASSETS
Current Assets
Cash and cash equivalents	$6,560,931
Trade accounts receivable	5,096,828
Inventory	1,000,427
Advance to suppliers and other receivables	761,409
Deposits	3,175,342
Total current assets	16,594,937

Property, plant and equipment, net	3,320,081

Intangible assets, net	115,228

$20,030,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,395,190
Advances from employees	301,644
Taxes payable	313,333
Notes payable	273,973
Loan from shareholder	196,526
Total current liabilities	3,480,666

Put/Call Liability	3,169,444
6,650,110

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at December 31, 2007)	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
31,241,276 issued and outstanding at December 31, 2007)	31,241
Treasury Stock (1,944,444 shares at December 31, 2007)	(1,944)
Additional paid-in capital	4,666,244
Retained earnings	7,791,895
Accumulated other comprehensive income	892,700
Total stockholders' equity	13,380,136

$20,030,246

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2007 and 2006

	2007	2006
Sales	$29,618,008	$18,816,499

Cost of Goods Sold	19,064,905	12,102,136

Gross Profit	10,553,103	6,714,363

Operating Expenses
Selling expenses	5,331,489	3,481,631
Administrative	1,492,642	458,870
Depreciation and amortization	51,066	37,915
Total operating expenses	6,875,197	3,978,416

Other Income (Expense)
Interest income	9,724	678
Interest expense	(19,167)	(4,651)
Total other income (expense)	(9,443)	(3,973)

Net Income Before Provision for Income Tax	3,668,463	2,731,974

Provision for Income Taxes
Current	118,325	39,349
Deferred	-	-
	118,325	39,349

Net Income	$3,550,138	$2,692,625

Basic Earnings Per Share	$0.15	$0.13

Basic Weighted Average Shares Outstanding	24,211,872	20,416,658

Diluted Earnings Per Share	$0.15	$0.13

Diluted Weighted Average Shares Outstanding	24,271,991	20,416,658

The Components of Other Comprehensive Income
Net Income	$3,550,138	$2,692,625
Foreign currency translation adjustment	635,079	143,889

Comprehensive Income	$4,185,217	$2,836,514

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income
For the Years Ended December 31, 2007 and 2006

	Common Stock					Accumulated
	Number			Additional		Other	Total
	of	Par	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Value	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2005	20,416,658	$20,417	$-	$999,464	$1,549,132	$113,732	$2,682,745

Foreign currency translation adjustment	-	-	-	-	-	143,889	143,889
Net income for the year ended December 31, 2006	-	-	-	-	2,692,625	-	2,692,625
Balance at December 31, 2006	20,416,658	20,417	-	999,464	4,241,757	257,621	5,519,259

Private placement of common stock	3,888,888	3,889	-	1,996,111	-	-	2,000,000
Effects of recapitalization	694,424	694	-	(694)	-		-
Private placement of common stock and warrants, net of expenses	6,241,306	6,241	-	8,008,307	-	-	8,014,548
Warrants issued for syndication fees	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	(1,944)	(3,167,500)	-	-	(3,169,444)
Put/Call agreement for common stock	-	-	-	(3,169,444)			(3,169,444)
Foreign currency translation adjustment	-	-	-	-	-	635,079	635,079
Net income for the year ended December 31, 2007	-	-	-	-	3,550,138	-	3,550,138
Balance at December 31, 2007	31,241,276	$31,241	$(1,944)	$4,666,244	$7,791,895	$892,700	$13,380,136

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
		(Restated)
Cash flows from operating activities
Net Income	$3,550,138	$2,692,625
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	203,669	163,447
Net change in assets and liabilities
Trade accounts receivable	(806,146)	(2,694,254)
Inventory	622,842	(806,386)
Advance to suppliers and other receivables	(478,594)	(64,825)
Deposits	(3,175,342)	-
Accounts payable and accrued expenses	205,515	1,382,312
Advances from employees	21,779	70,414
Taxes payable	107,474	102,578

Net cash provided by operating activities	251,335	845,911

Cash flows from investing activities
Purchases of fixed assets and intangibles	(1,763,656)	(460,598)

Net cash used in investing activities	(1,763,656)	(460,598)

Cash flows from financing activities
Advances on notes payable	273,973	-
Sale of common stock	10,014,548	-
Repurchase of common stock	(3,169,444)	-
Payments on notes payable	-	(121,364)

Net cash provided by (used in) financing activities	7,119,077	(121,364)

Effect of exchange rate	313,011	58,621

Net increase in cash	5,919,767	322,570

Cash and cash equivalents at beginning of year	641,164	318,594

Cash and cash equivalents at end of year	$6,560,931	$641,164

Supplemental disclosure of cash flow information

Interest paid	$19,167	$4,651

Enterprise incomes taxes paid	$215,859	$-

Non-cash investing

On May 28, 2006, the Company purchased machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $196,526, which approximated historical cost of these assets. The note does not bear interest and is due on demand.

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

1.	Description of Business

On October 9, 2007, Emerald Dairy, Inc. (the Company) under its former name Micro-Tech Identification Systems, Inc., entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with AIDH Acquisition, Inc., a newly formed, wholly owned Nevada subsidiary of the Company (“Acquisition Sub”), Tryant, and American International Dairy Holding Co., Inc., a privately held Nevada corporation (“AIDH”). Upon consummation of the merger transaction contemplated under the Merger Agreement (the “Merger”), among other things:

•	Acquisition Sub merged with and into AIDH, and AIDH, as the surviving corporation, became a wholly owned subsidiary of the Company;

•
Each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of the Company’s Common Stock (an aggregate of 24,305,546 shares of the Company’s Common Stock, par value $0.001 per share, were issued to the holders of AIDH’s capital stock);

•	AIDH’s officers and directors replaced the Company’s officers and directors as officers and directors for the Company; and

•	The Company succeeded to the business of AIDH as its sole line of business.

As a result of the transactions, there has been a change in control of the Company as the stockholders of AIDH became the majority stockholders of the Company.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, AIDH and its subsidiary are treated as the continuing entity for accounting purposes. Following the merger, Micro-Tech Indentification Systems, Inc. filed a Certificate of Amendment and changed its name to Emerald Dairy, Inc. For comparative purposes, the common shares outstanding reported in the related financial statements have been retroactively applied to January 1, 2006 and consistently applied throughout all periods, to present the recapitalization and the related stock split.

On June 25, 2007 the Company, with the authorization of the Board of Directors and majority stockholder of Micro-Tech Identification Systems, Inc., effected a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") were reverse split on a 1-for-40 share basis, with no stockholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split. This stock split has been retroactively applied to all periods presented. The Company also effected an amendment to the Articles of Incorporation increasing the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and added the following four new Articles to the Articles of Incorporation, Article XI- Indemnification, Article XII- Acquisition Of Controlling Interest and Article XIII- Combinations With Interested Stockholders, and Article XIV-Authority of Board of Directors to Change the Corporate Name.

American International Dairy Holdings, Inc., a Nevada corporation, was formed in 2005 for the purpose of acquiring the stock in Heilonjang Xing An Ling Dairy, Co. On May 30, 2005, AIDH, pursuant to the Share Transfer Agreement acquired Heilonjiang Xing An Ling Dairy Co. Limited, (XAL) a corporation formed on September 8, 2003 in Heilonjiang Providence, The People’s Republic of China, (PRC). This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

XAL is a dairy company engaged in manufacturing of milk, soybean and rice powder. Through the Company’s network of over 600 salespeople, the Company’s products are distributed throughout 20 provinces in the People’s Republic of China, and sold in over 5,600 retail outlets.

Prior to September 23, 2006, XAL owned 57.69% of Heilongjiang Beian Nongken Changxing LvBao Dairy Limited Liability Company (“LvBao”) with the remaining balance being held by the Company’s sole shareholder. On September 23, 2006, the remaing 42.31% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes. LvBao was formed on January 20, 2000 and is engaged in manufacturing and sales of dairy products..

2.	Basis of Preparation of Financial Statements

XAL and LvBao maintain their books and accounting records in Renminbi (“RMB”).

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph “Foreign Currency” below).

3.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XAL and LvBao. All inter-company transactions and balances were eliminated.

Use of estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates and assumptions by management including, among others, values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in bank accounts in The Peoples Republic of China and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, $110,397 of the U.S. balances are in excess of insured amounts.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Raw materials consist of raw milk, soybeans, rice and rice powder. Work in process consists of materials and products in process of conversion to powder but not yet packaged.

The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overheads, taking into account the stage of completion.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007and 2006 the was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for 2007 and 2006, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account any salvage value as follows:

Buildings	30 years
Communication equipment, plant and machinery	10 - 30 years
Motor vehicles	10 years
Diary cows	5 years
Furniture, Fixtures, and Equipment	5 - 10 years

Expenditures for renewals and betterments were capitalized, while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the statements of operations.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment at December 31, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets - Intangible assets consist of land use rights acquired by the Company and are amortized on a straight line basis over the lives of the rights agreements, which is fifty years and purchased patents which are amortized on a straight line basis over the remaining life of the patents which is five years. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2007.

Foreign Currency - The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments for the years ended December 31, 2007 and 2006 totaled $635,134 and $143,889, respectively.

As of December 31, 2007 and 2006, the exchange rate was 7.3 Yuan and 7.8 Yuan per U.S. Dollar.

Revenue recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of December 31, 2007, the Company has no sales or contracts that included multiple deliverables and would fall under the scope of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

Sales returns - The Company does not allow return of products except for unsold products after expiration date and for products that were damaged during shipment. The total amount of returned product is less than 0.05% of total sales. The cost of unsold products and damaged products are netted against sales and cost of goods sold, respectively.

Advertising - The Company expenses advertising costs the first time the respective advertising takes place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2007 and 2006 were $78,063 and $996,812, respectively.

Product display fees - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the years ended December 31, 2007 and 2006, these totaled $763,490 and $284,709, respectively.

Shipping and handling costs - The Company's shipping and handling costs are included in cost of sales for all periods presented.

Earnings per share - Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company accounts for income tax under the provisions of SFAS 109 Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financials statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday (See Note 11) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, The People’s Republic of China enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption will end on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years. The enterprise income tax expense of $118,325 and $39,349 as of December 31, 2007 and 2006, respectively, was incurred at the LvBao level which is not subject to Wholly Foreign Owned subsidiary rules.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and noncurrent based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at December 31, 2007 for U.S. or additional foreign withholding taxes on approximately $8,525,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of Statement of Financial Accounting Standards (SFAS) 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted FIN 48 effective January 1, 2007.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2007, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Warrants - the Company evaluates its Warrants (as defined in Note 14) on an ongoing basis considering the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The Warrants are evaluated considering the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and considering EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to , and Potentially Settled in, a Company’s Own Stock.

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity - In accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.

Retirement benefit costs - According to The People’s Republic of China regulations on pensions, the Company contributes to a defined contribution retirement program organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this program.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of December 31, 2007 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 had no impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (FAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, $110,397 of U.S. cash balances are in excess of insured amounts.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the years ended December 31, 2007 and 2006, no single customer accounted for 10% or more of sales revenues.

As of December 31, 2007, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends from foreign subsidiaries may be subject to some restrictions.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

5.	Inventory

As of December 31, 2007 inventory consists of the following:

2007
Raw materials	$634,018
Work-in-process	349,334
Finished goods	8,490
Repair parts	8,585
$1,000,427

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

6.	Advances to suppliers and other receivables

As of December 31, 2007 advances to suppliers and other receivables consists of the following:

2007
Advances to suppliers	$652,398
Other Receivables	50,000
Advances to staff	18,924
Prepaid expenses	40,087
$761,409

7.	Property, Plant, and Equipment

As of December 31, 2007, Property, Plant, and Equipment consist of the following:

2007
Building	$1,007,475
Plant and Machinery	2,512,451
Motor vehicles	459,547
Dairy cows	211,220
Office equipment	52,696
4,243,389
Less: Accumulated depreciation	(923,308)
$3,320,081

For the years ended December 31, 2007 and 2006 depreciation expenses totaled $202,332 and $163,447, respectively, of which $152,549 and $125,532, respectively, were included as a component of cost of goods sold.

8.	Intangible Assets

December 31, 2007
Land use rights	$66,839
Patents	49,726
116,565
Less: Accumulated amortization	(1,337)
$115,228

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

For the years ended December 31, 2007 and 2006, amortization expenses totaled $1,337 and none, respectively.

9.	Notes Payable

December 31, 2007
Bank loan dated January 10, 2007, due January 9, 2008 with a interest rate of 7.96%, interest to be paid monthly. This note was paid in full at maturity.	$273,973
$273,973

10.	Income Taxes

On May 30, 2005, American International Dairy Holdings, Inc. executed a Share Transfer Agreement with Heilongjian Xing An Ling Dairy Co., Ltd., a corporation organized and existing under the laws of People’s Republic of China. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006 the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption will be reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise income tax of 33%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Year Ended December 31,
	2007	2006
U.S. Operations	$(832,000)	$-
Chinese Operations	4,500,000	2,732,000
	$3,668,000	$2,732,000

The components of the provision for income taxes are approximately as follows:

	Year Ended December 31,
	2007	2006
Federal, State and Local	$-	$-
Peoples Republic of China -Federal and Local	118,300	39,400
	$118,300	$39,400

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2007	2006
Income tax (benefit) provision at Federal statutory rate	$1,265,000	929,000
State income taxes, net of Federal benefit	311,000	163,900
U.S. tax rate in excess of foreign tax rate	(307,000)	(191,000)
Abatement of foreign income taxes	(1,464,300)	(862,500)
Increase in valuation allowance	313,600	-
Tax (benefit) provision	$118,300	$39,400

The Company has a U.S net operating loss carryforward of approximately $792,000 as of December 31, 2007 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of December 31, 2007.

The change in the valuation allowance as of December 31, 2007 and 2006 was $313,600 and none, respectively.

Had the tax exemption not been in place for the year ended December 31, 2007 and 2006, the Company estimates the following proforma financial statement impact.

	Year Ended December 31,
	2007	2006
Net income before tax provision, as reported	$3,668,000	$2,732,000
Less Tax provision not exempted	118,300	39,400
Less Tax provision exempted	1,464,300	862,500
Proforma Net income	$2,085,400	$1,830,100

11.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the years ended December 31, 2007 and 2006, respectively, the Company contributed $126,593 and $75,126 in pension contributions.

12.	Related-Party Transactions

On May 28, 2006, the Company purchased machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $196,526, which approximated historical cost of these assets. The note does not bear interest and is due on demand.

13.	Put/Call Liability

On October 9, 2007, the Company entered into Put/Call Agreements with two (2) of its stockholders (the “Put/Call Stockholders”), pursuant to which the Put/Call Shareholders granted the Company an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Stockholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by the Company, or (B) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Term of the Call Option, the Company may only exercise its Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Stockholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option may be exercised for all, but not less than all, of the Put/Call Shares. The repurchase shall be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Stockholders shall have the right to cause the Company to repurchase the Put/Call Shares from the Put/Call Stockholders (the “Put Right”), for a price of $1.63 per share (the “Put Purchase Price”), if:

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

Term of the Put option, the Put/Call Stockholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to the Company within thirty (30) days of a Put Right Trigger. The Put/Call Stockholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Shareholder, the repurchase of the Put/Call Shares by the Company shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

In accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity the Company recorded the value of the Put/Call agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007. As of December 31, 2007 there has been no change in the Put/Call liability as the fair market value of the underlying common stock has not changed.

On April 9, 2008 the company and the Put/Call Stockholders executed a waiver and amendment to the Put/Call Agreement reaffirming that the Put/Call Agreement is still in full force and removing the following provision as a Put Right Trigger:

•
The Company fails to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144(k).

14.	Equity

Private Placements

On April 18, 2007, the Company entered into a Equity Investment Agreement pursuant to which the Company issued 3,888,888 shares of common stock, adjusted for the reverse merger stock exchange, for $2,000,000.

On October 9, 2007, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold 1,333,333 units of securities of the Company, consisting of: (i) 1,333,333 shares of Common Stock, (ii) three-year warrants to purchase 266,667 additional shares of Common Stock, at an exercise price of $0.94 per share (W-1 Warrants), and (iii) two-year warrants to purchase 1,333,333 additional shares of Common Stock, at an exercise price of $1.50 per share (W-2 Warrants), for an aggregate purchase price of $1,000,000.

On October 9, 2007, the Company sold an aggregate of 2,061,227 Units to accredited investors, consisting of (i) 2,061,227 shares of Common Stock, (ii) three-year warrants to purchase 412,245 additional shares of Common Stock, at an exercise price of $2.04 per share (Initial Class A Warrants), and (iii) two-year warrants to purchase 2,061,227 additional shares of Common Stock, at an exercise price of $3.26 per share (Initial Class B Warrants), for an aggregate purchase price of $3,359,800.

On October 19, 2007, the Company entered into purchase agreements with accredited investors, pursuant to which it sold 2,846,746 Units, consisting of (i) 2,846,746 shares of Common Stock, (ii) three year warrants to purchase 569,346 additional shares of Common Stock, at an exercise price of $2.04 per share (Additional Class A Warrants), and (iii) two-year warrants to purchase 2,846,746 additional shares of Common Stock, at an exercise price of $3.26 per share (Additional Class B Warrants), for an aggregate purchase price of $4,640,200.

Offering costs of $985,452 related to the above offerings were recorded as a reduction in the net proceeds of the offerings and reduced additional paid-in capital. Approximately $285,000 of the costs were legal fees and expense with the balance being placement fees as discussed below.

Registration Rights Agreement

On October 9, 2007 and October 19, 2007, the Company entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with the accredited investors,( the “Investors”), pursuant to which it agreed that within thirty (30) business days of the Closing Date (the Filing Date), the Company will file a registration statement (the Registration Statement) with the Securities and Exchange Commission (the “Commission”) covering the resale of (i) the shares of Common Stock purchased in the above placements (collectively, the “Offerings”) (the “Purchased Shares”), (ii) the Common Stock issuable upon exercise of the warrants issued in the Offerings (the “Registrable Securities”). Further, the Company agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until two (2) years after the Closing Date, subject to normal and customary blackout periods. After two years the Company’s obligation to keep the Registration Statement ends.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

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

As of December 31, 2007 there were accrued liquidated damages of $215,299 included in accrued expenses which have been record in the December 31. 2007 consolidated financials statements. Additionally the Company is accruing $4,500 per day in liquidated damages with maximum additional damages possible of $1,584,701. Subsequent to year end the Company has been acquiring waivers of the liquidated damages from the investors.

Placement Agreements

On September 24, 2007, the Company entered into a Placement Agent Agreement with Legend Merchant Group, Inc. (“Legend”), pursuant to which Legend was to be paid a fee of eight percent (8%) of the aggregate subscription price of the Private Placement Units that were purchased by investors introduced to the Company by Legend. These fees totaled $384,000, were treated as offering costs, and were charged to additional paid-in capital. Legend also received 235,583 three-year warrants to purchase shares of Common Stock of the Company at $2.04 per share (the Legend Warrants). The warrants were valued at $292,728 using a Black-Scholes model and were treated as offering costs. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	242%
Risk-free interest rate	4.21%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.04

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

On September 27, 2007, the Company entered into a Placement Agent Agreement with WestPark Capital, Inc. (“WestPark”), pursuant to which WestPark was to be paid a fee of eight percent (8%) of the aggregate subscription price of the Private Placement Units that were purchased by investors introduced to the Company by WestPark. These fees totaled $124,452, were treated as offering costs and were charged to additional paid-in capital. WestPark also received 88,344 three (3) year warrants to purchase shares of Common Stock of the Company at $2.04 per share (the WestPark Warrants). The warrants were valued at $109,773 using a Black-Scholes model and were treated as offering costs. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	242%
Risk-free interest rate	4.21%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.04

On October 9, 2007, the Company entered into an oral agreement with John Winfield, pursuant to which Mr. Winfield was paid a finder’s fee of $192,000 in connection with the Private Placement. These fees were treated as offering cost and were charged to additional paid-in capital. Mr. Winfield also received 106,667 three year warrants to purchase shares of Common Stock of the Company for $$0.94, (W-3 Warrants), and 68,712 three year warrants to purchase shares of Common Stock of the Company for $2.04, (W-4 Warrants). The 106,667 warrants were valued at $146,435 and the 68,712 warrants were valued at $85,379 using a Black-Scholes model and were treated as offering costs. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	242%
Risk-free interest rate	4.21%
Expected life	3 years
Stock price	$1.63

Treasury Stock

On October 9, 2007, the Company entered into a Share Repurchase Agreement with a shareholder (the “Share Repurchase Agreement”), pursuant to which the Company repurchased 1,944,444 shares of its issued and outstanding Common Stock at from such shareholder at $1.63 per share for an aggregate purchase price of $3,169,444. The $1.63 per share represented the current per unit offering price of the private placements above. The repurchased shares have been returned to treasury stock.

Warrants

The W-1 Warrants, W-2 Warrants, Initial Class A Warrants, Initial Class B Warrants, Additional Class A Warrants, Additional Class B Warrants, Legend Warrants, Westpark Warrants, W-3 Warrants, and W-4 Warrants are collectively referred to as the “Warrants”.

The Warrants contain cashless exercise features which could require the Company to issue fewer shares to the holder, but without cash payment, under a net-share settlement formula. The number of shares issuable under the cashless exercise feature is based on a formula that considers the excess of the market value of the Company's common stock on the exercise date over the stated exercise price, as defined in the Warrant. In accordance with paragraph 8 of EITF Issue No. 00-19, contracts with no net-cash settlement feature that require that the Company deliver shares as part of a physical settlement or a net-share settlement should be initially measured at fair value and reported in permanent equity, assuming additional conditions for equity classification are met.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

The exercise price and number of Warrant Shares issuable upon exercise of the Warrants are subject to adjustment from time to time for (i) stock dividends and splits, and (ii) "fundamental transactions" including a merger or consolidation, any sale of all or substantially all of the Company's assets, any tender offer or exchange offer is completed pursuant to which holders of the Company's common stock are permitted to tender or exchange their shares for other securities, cash or property, or any reclassification of the company's common stock or any compulsory share exchange pursuant to which the Company's common stock is effectively converted into or exchanged for other securities, cash or property. In the case of a fundamental transaction, the Warrant holders will be entitled to rights equivalent to the common shareholders as if the Warrant Shares were issued immediately prior to the fundamental transaction. The Warrants also provide that if the Company offers or sells stock in subsequent equity sales at a price below the Warrant exercise price then in effect, then the number of Warrant Shares issuable will be increased such that the aggregate exercise price of the Warrants, after taking into account an equivalent price decrease, shall be equal to the aggregate exercise price prior to such adjustment (the "Reset Provisions").

Prior to exercise of the Warrants, the holders are not entitled to any rights of a shareholder with respect to the Warrant Shares. In addition, under the terms of the Warrants, the Company is required at all times to reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved common stock, adequate shares for the purpose of enabling it to issue Warrant Shares upon exercise of the Warrants.

In order to assess the accounting treatment of the Warrants, management analyzed the terms of the Warrants and considered the provisions of paragraphs 10 through 32 of EITF Issue No. 00-19 which discuss the conditions necessary for a derivative indexed to, and potentially settled in, a company's own stock to be classified in shareholders' equity. Management's determination that the Warrants are appropriately classified as shareholders' equity included the following principal considerations:

•
The Company can settle the Warrants in unregistered shares(although under the registration rights agreement, commercially reasonable efforts are to be made to register the shares and maintain the effectiveness of the registration statement for a stated period of time);

•
The Company has sufficient authorized but unissued shares of common stock available to settle the Warrants after considering all other commitments that may require the issuance of shares of common stock during the period the Warrants could remain outstanding;

•	There is no requirement in the Warrants to post collateral at any point or for any reason;
•	There are no required cash payments to the Warrant holders;
•	There are no provisions in the Warrants that indicate the Warrant holders have rights that rank higher than those of the shareholders of the common stock underlying the Warrants; and
•
The change in control provision included in the Warrants requires that the Warrant holders receive or deliver upon settlement the same form of consideration as holders of the shares of common stock underlying the Warrants.

The cashless, net-share settlement features were analyzed under EITF Issue 00-19 guidelines and because the maximum number of shares that could be required to be delivered under the features is limited to the total number of shares under the Warrants (an aggregate of 7,988,870 shares), and since the Company has sufficient available authorized and unissued shares to settle the total number of shares under warrant, it was determined that the Company controls the net-share settlement, and thus equity treatment is appropriate if other requirements are met.

Management also considered that the Warrants contain standard antidilution provisions and provisions that are solely within the control of the Company. EITF Issue No. 00-19 states that instruments that contain "standard" antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined) that are designed to maintain the value of the conversion option. The Investor Warrant Reset Provision could increase the number of shares issuable in the event of certain equity offerings in the future. However, the Company is required at all times to maintain adequate authorized and unissued common shares to effect the exercise of its convertible securities and warrants and must control the number of shares issuable on conversion, additionally, the Company has no plans to make such future equity offerings.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

Accordingly, management believes it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the Warrants and meets the conditions necessary for equity classification in accordance with EITF Issue No. 00-19.

Information with respect to stock warrants outstanding are as follows:

Exercise Price	Outstanding December 31, 2006	Granted		Expired or Exercised	Outstanding December 31, 2007	Expiration Date
$0.94	-0-	373,334	*	-0-	373,334	10/09/2010
$1.50	-0-	1,333,333	*	-0-	1,333,333	10/09/2009
$2.04	-0-	804,884	*	-0-	804,874	10/09/2010
$2.04	-0-	569,346	*	-0-	569,346	10/19/2010
$3.26	-0-	2,061,227	*	-0-	2,061,227	10/09/2009
$3.26	-0-	2,846,746	*	-0-	2,846,746	10/19/2009

* - vested immediately upon issuance of warrants.

15.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the year ended December 31, 2007. The balance of these reserves at December 31, 2007 and 2006, was $659,903 and $245,611, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

16.	Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The Company reports comprehensive income (loss) in its consolidated statements of stockholders’ equity. Comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources. The components of other comprehensive income included adjustments from foreign currency translation.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

17.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the year ended December 31, 2007 , dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $2.04. Warrants to purchase 6,282,193 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

There were no dilutive shares for the year ended December 31, 2006.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2007:
Net income	$3,550,138
Basic EPS income available to common shareholders	$3,550,138	24,211,872	$0.15
Effect of dilutive securities:

Warrants	—	60,119
Diluted EPS income available to common shareholders	$3,550,138	24,271,991	$0.15

For the year ended December 31, 2006:
Net income	$2,692,625
Basic EPS income available to common shareholders	$2,692,625	20,416,658	$0.13
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$2,692,625	20,416,658	$0.13

18.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments. At December 31, 2007 the Company has commitments for advertising contracts in the next year of $1,534,247.

The Company has placed a deposit of $539,725 with a governmental agency allowing the Company to negotiate a possible purchase of an additional processing facility. No agreement as to the purchase of the facility has been reached.

The Company has contracted to purchase an office building for $1,835,616 of which a deposit of $1,101,370 has been made. The balance of $734,246 will be due on expected completion of the building in June 2008.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

No government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse effect on the Company’s financial condition and operations.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

19.	Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. For the years ended December 31, 2007 and 2006, the Company incurred rental expense of $85,163 and $78,945, respectively. As of December 31, 2007, the Company had outstanding lease commitments totaling $123,715, all of which were due within the next year.

20.	Segment reporting

The Company operates in one operating segment in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company has key product lines of milk, soybean milk, and rice powder, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the year ended December 31, 2007, the Company’s sales revenue from various products are as follows:

	2007	2006
Milk powder	$27,991,209	$17,857,671
Soybean milk powder	641,053	331,641
Rice powder	985,746	627,187
	$29,618,008	18,816,499

21.	Restatement

The Company has restated the December 31, 2006 Consolidated Statement of Cash Flows to properly reflect the effects of exchange rate changes on cash balances held in foreign currencies.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

The effects of the restatements for the year ended December 31, 2006 are as follows:

	As Previously
	Reported	As Restated
Consolidated Statement of Cash Flows:
Accounts Receivable	$(2,740,554)	$(2,694,254)
Inventory	$(831,314)	$(806,386)
Advances to suppliers and other receivables	$(71,802)	$(64,825)
Accounts payable and accrued expenses	$1,405,685	$1,382,312
Advances by employees	$77,100	$70,414
Taxes payable	$105,728	$102,578
Net cash provided by operating activites	$800,915	$845,911
Purchase of fixed assets and intangibles	$505,095	$460,598
Net cash used in investing activities	$505,095	$460,598
Payments on notes payable	$(117,139)	$(121,364)
Net cash used in financing activities	$(117,139)	$(121,364)
Effect of exchange rate	$143,889	$58,621

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective as of November 19, 2007, we dismissed Mantyla McReynolds, LLC as our independent accountants. Mantyla McReynolds, LLC had previously been engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Mantyla McReynolds, LLC is that, following the consummation of the Merger on October 9, 2007 (a) the former stockholders of AIDH owned a majority of the outstanding shares of our Common Stock, and (b) our primary business became the business previously conducted by AIDH. The independent registered public accountant of AIDH was the firm of Murrell, Hall, McIntosh & Co., PLLP. At the time, we believed that it was in our best interest to have Murrell, Hall, McIntosh & Co., PLLP continue to work with our business, and we therefore retained Murrell, Hall, McIntosh & Co., PLLP as our independent registered accounting firm, effective as of November 19, 2007.

The decision to change accountants was approved by our Board of Directors on November 19, 2007.

The report of Mantyla McReynolds, LLC on our December 31, 2006 financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years, and through the date of dismissal on November 19, 2007, there were no disagreements with Mantyla McReynolds, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mantyla McReynolds, LLC, would have caused it to make reference to the matter in connection with its reports.

We made the contents of this Current Report available to Mantyla McReynolds, LLC and requested it to furnish a letter addressed to the SEC as to whether Mantyla McReynolds, LLC agreed or disagreed with, or wished to clarify our expression of, our views, or containing any additional information. A copy of Mantyla McReynolds, LLC’s letter to the SEC is included as Exhibit 16.1 hereto.

As of November 19, 2007, Murrell, Hall, McIntosh & Co., PLLP was engaged as our new independent registered public accountants. During our two most recent fiscal years, and the subsequent interim periods through August 9, 2007 (the date of engagement of Murrell, Hall, McIntosh & Co., PLLP), we did not consult Murrell, Hall, McIntosh & Co., PLLP regarding either: (a) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B.

Effective as of January 25, 2008, we dismissed Murrell, Hall, McIntosh & Co., PLLP as our independent registered public accounting firm. The decision to change accountants was approved by our Board of Directors as of January 14, 2008.

Prior to its dismissal, Murrell, Hall, McIntosh & Co., PLLP had neither audited any of our consolidated financial statements, nor reviewed any of our unaudited interim reports, having replaced its previous independent registered public accounting firm, Mantyla McReynolds, LLC, on November 19, 2007.

Murrell, Hall, McIntosh & Co., PLLP had previously served as independent registered public accounting firm for AIDH, which became a wholly-owned subsidiary of ours in a reverse merger transaction consummated on October 9, 2007. In connection with their services in this capacity, Murrell, Hall, McIntosh & Co., PLLP had:

•	audited AIDH’s financial statements for the fiscal years ended December 31, 2006 and 2005, incorporated into the Form 8-K we filed on October 15, 2007;

•	reviewed AIDH’s unaudited financial statements for the six months ended June 30, 2007 and 2006, incorporated into the Form 8-K we filed on October 15, 2007; and

•	reviewed AIDH’s unaudited financial statements for the nine months ended September 30, 2007 and 2006, incorporated into the Form 8-K we filed on November 19, 2007.

From the date of Murrell, Hall, McIntosh & Co., PLLP’s engagement, through the date of dismissal, there were no disagreements with Murrell, Hall, McIntosh & Co., PLLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Murrell, Hall, McIntosh & Co., PLLP, would have caused it to make reference to the matter in connection with its reports. In addition, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B.

We made the contents of this Current Report available to Murrell, Hall, McIntosh & Co., PLLP and requested it to furnish a letter addressed to the SEC as to whether Murrell, Hall, McIntosh & Co., PLLP agrees or disagrees with, or wishes to clarify our expression of, our views, or containing any additional information. A copy of Murrell, Hall, McIntosh & Co., PLLP’s letter to the SEC is included as Exhibit 16.1 hereto.

As of January 25, 2008, Windes & McClaughry Accountancy Corporation was engaged as our new independent registered public accountants. During our two most recent fiscal years, and the subsequent interim period through January 25, 2008 (the date of engagement of Windes & McClaughry Accountancy Corporation), we did not consult Windes & McClaughry Accountancy Corporation regarding either: (a) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

On October 9, 2007, American International Dairy Holding Co. Inc. (“AIDH”) entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with our predecessor filer, Micro-Tech Identification Systems, Inc. (“Micro-Tech”), AIDH Acquisition, Inc., Micro-Tech’s newly formed, wholly owned Nevada subsidiary (“Acquisition Sub”), and Tryant, LLC, Micro-Tech’s majority shareholder, pursuant to which:

•	Acquisition Sub merged with and into AIDH, and AIDH, as the surviving corporation, became a wholly owned subsidiary of Micro-Tech (the “Merger”);

•
Each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of Micro-Tech’s Common Stock (an aggregate of 24,305,546 shares of Micro-Tech’s Common Stock, par value $0.001 per share, were issued to the holders of AIDH’s capital stock);

•	AIDH’s officers and directors replaced Micro-Tech’s officers and directors as officers and directors of the filing company; and

•	The filing company succeeded to the business of AIDH as its sole line of business.

As a result of the transactions, there was a change in control of the filing company, as the stockholders of AIDH became the majority stockholders the filing company. For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method. Accordingly, AIDH and its subsidiary are treated as the continuing entity for accounting purposes.

Therefore, we have only recently become subject to the laws related to reporting companies, including the Sarbanes-Oxley Act of 2002, as amended. Our management is currently carrying out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, in order to conclude if our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this annual report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the USA. Our management is in the process of assessing the effectiveness of our internal control over financial reporting. In making this assessment, our management is using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management will shortly conclude whether our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Upon such conclusion, our management will review the results of their assessment with our Board of Directors.

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. In addition, management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that require us to provide only management’s report in this annual report.

In connection with the audit of the fiscal year ended December 31, 2007, Windes & McClaughry Accountancy Corporation (“Windes”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Windes’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in Windes’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified by Windes were as follows:

•	Improper treatment of the effects of exchange rate changes on cash balances held in foreign currencies in the 2006 statements of cash flows; and

•	Inadequate or incomplete review and analysis of certain contractual and other liabilities.

Our management has discussed these material weaknesses with our board of directors and will engage in remediation efforts to ensure that the significant deficiencies do not reoccur, including:

•	Hire outside consultants to assist with the preparation of our financial statements; and

•	Implement review and analysis processes for all significant contractual and other liabilities.

These remediation efforts are designed to address the material weakness identified by Windes and to improve and strengthen our overall control environment. We believe these actions will prevent the significant deficiencies from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Report

Except as described above, there were no changes in our internal control over financial reporting in connection with our evaluation that occurred during our last fiscal year that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Except as set forth below, there was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended December 31, 2006, or subsequent period through the date hereof, which was not so reported.

Waiver of Put Right Trigger

On October 9, 2007, we entered into Put/Call Agreements with Grand Orient Fortune Investment, Ltd., a PRC company controlled by Mingwen Song, and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders”). Pursuant to the Put/Call Agreements the Put/Call Shareholders granted us an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for a price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by us, or (ii) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

•
The closing price of a share of our Common Stock as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the Common Stock may then be listed or quoted) equals or exceeds $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date that the Call Option Exercise Notice is given by us.

We may only exercise its Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Shareholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option may be exercised for all, but not less than all, of the Put/Call Shares. The repurchase shall be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Shareholders shall have the right to cause us to repurchase the Put/Call Shares from the Put/Call Shareholders (the “Put Right”), for a price shall be $1.63 per share (the “Put Purchase Price”), if:

•	We fail to exercise its Call Option within ten (10) days of a date on which all of the Call Option Conditions have been met; or

•	We consummate a private offering of not less than $5,000,000 of its securities (a “Qualified Offering”); or

•	We fail to consummate a Qualified Offering on or before October 9, 2009 (each of the aforementioned conditions, a “Put Right Trigger”).

The Put/Call Shareholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to us within thirty (30) days of a Put Right Trigger. The Put/Call Shareholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Put/Call Shareholders, our repurchase of the Put/Call Shares shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

Initially, our failure to either (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), or (ii) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (iii) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144(k), would have serves as a Put Right Trigger as well. However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this clause.

If the Put/Call Shareholders exercised their Put Rights we would be forced to repurchase the Put/Call Shares for an aggregate of $3,169,444.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this prospectus:

Name	Age	Position
Yang, Yong Shan	41	Chief Executive Officer, President and Chairman of the Board

Shu Kaneko	40	Chief Financial Officer, Secretary and Director

Niu, Wan Chen	32	Vice President of Sales and Director

Qin, Si Bo	45	Vice President of Production and Director

Yuan, Yong Wei	53	Vice President of Operation and Director

 YANG, YONG SHAN, has been the President and Chief Executive Officer of AIDH, and the Chairman of AIDH’s Board of Directors since July 2000. As a result of our reverse merger, effective as of October 9, 2007, he became our Chief Executive Officer, President and Chairman. He has over 16 years of experience in the dairy industry. He obtained his bachelors degree from the Northeast Agricultural University in 1990. Mr. Yang has no additional directorships with reporting companies.

SHU KANEKO, has been the Chief Financial Officer and Secretary, and a Director, of ours since November 1, 2007. Prior to joining us, Mr. Kaneko was a Manager with Ernst & Young Financial Services Advisory Group, commencing in June 2001. He earned his M.B.A. degree from Georgetown University in 2001.

NIU, WAN CHEN, has been Vice President of Sales, and a Director, of AIDH since October 2005. As a result of our reverse merger, effective as of October 9, 2007, he became our Vice President of Sales and Director. Prior to this, from January 2000 through September 2005, he was Sales Manager at American Dairy, Inc. He has over 10 years of experience handling sales of dairy products. He obtained his bachelors degree in business administration from Northeast Forest University in 1995. Mr. Niu has no additional directorships with reporting companies.

QIN, SI BO, has been Vice President of Production, and a Director, of AIDH since July 2000. As a result of our reverse merger, effective as of October 9, 2007, he became our Vice President of Production and Director. He has many years of experience in with respect to production process and equipment maintenance in the dairy business. He graduated with a major in Food and Nutrition from the Northeast Agricultural University in 1993. Mr. Qin has no additional directorships with reporting companies.

YUAN, YONG WEI, has been Vice President of Operation, and a Director, of AIDH since July 2000. As a result of our reverse merger, effective as of October 9, 2007, he became our Vice President of Operation and Director. He has over 20 years of experience in the dairy industry. Mr. Yuan has no additional directorships with reporting companies.

Significant Employees

As of December 31, 2007, we had 867 employees. Only our members of management, consisting of Yang Yong Shan, Shu Kaneko, Niu Wan Chen, Qin Si Bo and Yuan Yong Wei, are expected to make significant contributions to our business.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become directors of executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons:

•	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2007.

Code of Ethics

As of the date hereof, we have not adopted a written code of ethics that applies to our principal executive officer, principal financial officer or controller, or persons performing similar functions. We intend to adopt a written code of ethics in the near future.

Board Committees

We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until it elects to seek listing on a securities exchange. We intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC. Additionally, the Board of Directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future. We do not currently have an “audit committee financial expert” since we currently does not have an audit committee in place.

Item 10.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last three fiscal years, the compensation earned by (1) Yang Yong Shan, who was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007, (2) Shu Kaneko, who was appointed as our Chief Financial Officer on November 1, 2007, and (3) Jeffrey Jenson, who resigned as our President on October 9, 2007 (the “Named Executive Officers”). Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Yang Yong Shan Chairman, Chief Executive Officer and President (1)	2007 2006 2005	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00

Shu Kaneko Chief Financial Officer and President (2)	2007 2006 2005	$ $ $	25,000.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	25,000.00 0.00 0.00

Jeffrey Jenson President (3)	2007 2006 2005	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00	$ $ $	0.00 0.00 0.00

(1) Yang Yong Shan was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007.

(2) Shu Kaneko was appointed as our Chief Financial Officer on November 1, 2007. As of November 1, 2007, we entered into an Employment Agreement with Mr. Kaneko, pursuant to which he will receive a base salary of $150,000 per annum. For more information, see “Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Employment Agreement with Shu Kaneko” below.

(3) Jeffrey Jenson resigned as our President on October 9, 2007

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards as of the fiscal year ended December 31, 2007.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Limitation on Liability and Indemnification of Directors and Officers

Chapter 78 of the Nevada General Corporation Law ("NGCL") provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NGCL Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NGCL Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NGCL Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.

Our Articles of Incorporation and By-laws provide that we may indemnify our officers, directors, agents and any other persons to the fullest extent permitted by the NGCL.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Shu Kaneko

On November 1, 2007 (the “Effective Date”), we entered into an Employment Agreement with Shu Kaneko (the “Employment Agreement”), pursuant to which Mr. Kaneko will serve as our Chief Financial Officer. The Employment Agreement commenced on the Effective Date and will terminate on the second anniversary thereof (the “Employment Period”), unless extended as provided for in the Employment Agreement.

In consideration for Mr. Kaneko’s services, we will pay Mr. Kaneko a minimum annual salary of $150,000 (the “Base Salary”). In addition to the Base Salary, Mr. Kaneko may receive a discretionary bonus at our fiscal year end, in an amount up to three (3) months of his Base Salary. As additional consideration, Mr. Kaneko may receive issuances and/or grants of our securities, in amounts, and subject to terms and conditions, to be determined by the Board of Directors, in its sole discretion.

During the Employment Period:

•	Mr. Kaneko will serve as a member of our Board of Directors, for no additional consideration, except as may be provided to all directors generally;

•	We will provide Mr. Kaneko with all benefits generally made available to our senior executives;

•	We will reimburse Mr. Kaneko for all reasonable business expenses; and

•	Mr. Kaneko will be entitled to twenty-five (25) days of paid vacation per year.

Mr. Kaneko’s employment may be terminated prior to the expiration of the Employment Period as follows:

•	Mr. Kaneko’s employment will terminate immediately upon his death;

•	We will have the right to terminate Mr. Kaneko’s employment during the continuance of Mr. Kaneko’s “Disability” (as defined in the Employment Agreement), upon fifteen (15) days’ prior notice;

•	We will have the right to terminate Mr. Kaneko’s employment with or without “Good Cause” (as such term is defined in the Employment Agreement) by written notice Mr. Kaneko; and

•	Mr. Kaneko will have the right to voluntarily resign his employment with or without “Good Reason” (as such term is defined in the Employment Agreement) by written notice to us.

In each case, the “Termination Date” will be date as of which Mr. Kaneko’s employment terminates.

In the event we terminate Mr. Kaneko’s employment without Good Cause, or Mr. Kaneko resigns for Good Reason, we will pay Mr. Kaneko his Base Salary for the period of six (6) months, and any Base Salary, bonuses, vacation and unreimbursed expenses accrued but unpaid as of the Termination Date. In addition, we will, at its sole expense, provide Mr. Kaneko (and his dependents) with coverage under our medical and health insurance plans for the period of twelve (12) months.

Upon termination of Mr. Kaneko’s employment upon his death, as a result of his Disability, for Good Cause, or as a result of his voluntary resignation, we will have no payment or other obligations to Mr. Kaneko, except for the payment of any Base Salary, bonuses, benefits or unreimbursed expenses accrued but unpaid as of the Termination Date.

Mr. Kaneko has agreed to standard confidentiality, non-compete and non-solicitation provisions. He has also agreed that all “Work Product” he develops during the Employment Period belongs to us.

We have agreed to indemnify and hold Mr. Kaneko harmless to the full extent permitted by the Nevada Revised Statutes, and other relevant statutes. In addition, we may, for our own benefit, in our sole discretion, maintain “key-man” life and disability insurance policies covering Mr. Kaneko.

Through December 31, 2007, and the period ending on the date hereof, we had no other employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us or any subsidiary, any change in control, or a change in the person’s responsibilities following a change in control.

Stock Incentive Plans

We have no stock incentive plans as of the fiscal year ended December 31, 2007, and the period ending on the date of this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following tables set forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, we have 29,296,832 shares of Common Stock issued and outstanding.

	Common Stock Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:

John Winfield (1) 820 Moraga Drive Los Angeles, CA 90049	2,900,386	9.9%

Farallon Partners (2) One Maritime Plaza, Suite 2100 San Francisco, CA 94111	2,750,000	8.9%

Named Executive Officers and Directors:

Yang, Yong Shan Chief Executive Officer, President and Chairman of the Board	13,883,329	47.4%

Shu Kaneko Chief Financial Officer, Secretary and Director	0	*

Niu, Wan Chen Vice President of Sales and Director	0	*

Qin, Si Bo Vice President of Production and Director	0	*

Yuan, Yong Wei Vice President of Operations and Director	0	*

All Executive Officers and Directors as a Group (5 persons)	13,883,329	47.4%

*Less than 1%

(1) Consists of: (i) 1,397,721 shares of Common Stock held by John Winfield, and (ii) 1,502,665 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Mr. Winfield. Does not include 272,714 shares of Common Stock issuable upon exercise of additional currently exercisable warrants held by Mr. Winfield, because they are the subject of agreements with us that such warrants can not be exercised at any time when the result would be to cause the holder to beneficially own more than 9.9% of our outstanding Common Stock.

(2) Consists of: (i) 500,000 shares of Common Stock held by Farallon Capital Offshore Investors II, L.P. (“Farallon Offshore”), (ii) 600,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Farallon Offshore, (iii) 362,500 shares of Common Stock held by Farallon Capital Institutional Partners, L.P. (“Farallon Institutional”), (iv) 435,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Farallon Institutional, (v) 287,500 shares of Common Stock held by Farallon Capital Partners, L.P. (“Farallon Capital”), (vi) 345,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Farallon Capital, (vii) 62,500 shares of Common Stock held by Farallon Capital Institutional Partners II, L.P. (“Farallon Institutional II”), (viii) 75,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Farallon Institutional II, (ix) 37,500 shares of Common Stock held by Farallon Capital Institutional Partners III, L.P. (“Farallon Institutional III”), and (x) 45,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Farallon Institutional III. Farallon Partners is the General Partner of each of Farallon Offshore, Farallon Institutional, Farallon Capital, Farallon Institutional II and Farallon Institutional III, and has sole voting and investment power over the shares owned by such entities. Monica Landry is the Managing Member of Farallon Partners. Ms. Landry and Farallon Partners disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Management and Others

The following is a description of transactions between members of management, five percent stockholders, “affiliates,” promoters and finders:

Issuance, Rescission and Reissuance of Tryant Shares

As of June 25, 2007, Tryant, LLC (“Tryant”) loaned our predecessor filer (“Micro-Tech”) an aggregate of $38,434 in order to pay ongoing expenses to keep Micro-Tech current with its SEC filings. The loan was payable upon demand. Jeff Jenson was the managing member of Tryant, which, at the time, was Micro-Tech’s majority shareholder. On August 30, 2007, Tryant agreed to convert $12,971.40 of the loan into 518,856 “restricted’ shares (the “Tryant Shares”) of Micro-Tech’s common stock. Given that there was no trading in Micro-Tech’s common stock and no bid price, Micro-Tech’s board of directors determined that, at that time, the fair value of a share of it’s common stock was $0.025. Following the issuance of the above shares, Tryant owned 643,856 shares of common stock of Micro-Tech, representing 92.72% of the total issued and outstanding shares.

Tryant acquired control of Micro-Tech in August 2005. At such time, Micro-Tech agreed to issue shares to certain of its existing shareholders. Just prior to its reverse merger with American International Dairy Holding Co., Inc., it was determined that those shares had never been issued. In addition, it was determined that shares owed to a former director of Micro-Tech in consideration for his services, had also not been issued. Further, certain individuals were now due to be issued shares as payment of expenses and fees related to the reverse merger. It was decided by Tryant and Micro-Tech that the best way to address this situation was to have Tryant return to Micro-Tech a number of the shares it had received in August 2007, and then have Micro-Tech reissue these shares in satisfaction of the above obligations. Effective as of October 9, 2007, Tryant “rescinded” the issuance of 230,645 of the 518,856 Tryant Shares it received on August 30, 2007, by returning them to Micro-Tech for cancellation.

These shares were then reissued as follows:

Name	Number of Shares
Leonard W. Burningham	103,308
John V. Winfield	64,388
Rick Krietemeier	57,949
Andrew Chudd	5,000
Total:	230,645

Leonard Burningham received 103,308 shares as payment for legal fees incurred by the Micro-Tech. John V. Winfield received 64,388 of the shares as payment of a finder’s fee in connection with the reverse merger. Micro-Tech issued 57,949 shares to Rick Krietmeier to provide him with shares he was due to receive in August 2005, when Tryant took control of Micro-Tech. Andrew Chudd received 5,000 of the shares in consideration for his prior services as a director of Micro-Tech.

We granted “piggyback registration rights” to the holders of the Tryant Shares.

Share Repurchase Agreement and Put/Call Agreements

On October 9, 2007, we entered into a Share Repurchase Agreement with Grand Orient Fortune Investment, Ltd. (“Grand Orient”), a PRC company controlled by Mingwen Song, pursuant to which we repurchased 1,944,444 shares (the “Repurchase Shares”) of our issued and outstanding Common Stock from Grand Orient for an aggregate purchase price of $3,169,444 (the “Repurchase Transaction”). We determined to repurchase these shares, to reduce the overall dilution created by the First Offering and Second Offering. The repurchased shares were initially held in treasury, but have now been returned to our number of authorized but unissued shares.

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders). Pursuant to the Put/Call Agreements the Put/Call Shareholders granted us an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for a price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by us, or (ii) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

•
The closing price of a share of our Common Stock as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the Common Stock may then be listed or quoted) equals or exceeds $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date that the Call Option Exercise Notice is given by us.

We may only exercise its Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Shareholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option may be exercised for all, but not less than all, of the Put/Call Shares. The repurchase shall be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Shareholders shall have the right to cause us to repurchase the Put/Call Shares from the Put/Call Shareholders (the “Put Right”), for a price shall be $1.63 per share (the “Put Purchase Price”), if:

•	We fail to exercise its Call Option within ten (10) days of a date on which all of the Call Option Conditions have been met; or

•	We consummate a private offering of not less than $5,000,000 of its securities (a “Qualified Offering”); or

•	We fail to consummate a Qualified Offering on or before October 9, 2009 (each of the aforementioned conditions, a “Put Right Trigger”).

Initially, our failure to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144(k), would have serves as a Put Right Trigger as well. However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this clause.

The Put/Call Shareholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to us within thirty (30) days of a Put Right Trigger. The Put/Call Shareholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Put/Call Shareholders, our repurchase of the Put/Call Shares shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

If the Put/Call Shareholders exercised their Put Rights we would be forced to repurchase the Put/Call Shares for an aggregate of $3,169,444.

Director Independence

Our Common Stock is currently approved for quotation on the Over-the-Counter Bulletin Board maintained by the FINRA under the symbol “EMDY.” As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our Common Stock listed for trading on the American Stock Exchange, the New York Stock Exchange, or The Nasdaq Stock Market.

None of the directors currently on its board of would qualify as independent directors under the rules of the American Stock Exchange, the New York Stock Exchange, or The Nasdaq Stock Market because they all (i) currently own a significant percentage of our shares, and/or (ii) are currently employed by us, and/or (iii) have been actively involved in our management, and/or (iv) otherwise fall into one or more of the enumerated categories of people who cannot be considered independent directors.

Item 13. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated October 9, 2007, by and among the Company, AIDH Acquisition, Inc., Tryant LLC and American International Dairy Holding Co., Inc. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

2.2
Articles of Merger, dated October 9, 2007, of AIDH Acquisition, Inc. with and into American International Dairy Holding Co., Inc. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

3.1	Bylaws - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.2	Articles of Incorporation - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 9, 2007 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.1	Warrant No. W-1 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.2	Warrant No. W-2 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.3	Form of Class A Warrant - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.4	Form of Class B Warrant - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.1	Form of Securities Purchase Agreement for $1,000,000 Unit Offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.2	Form of Securities Purchase Agreement for Minimum $3,000,000, Maximum $8,000,000 Unit Offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.3	Form of Registration Rights Agreement - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.4
Share Repurchase Agreement, dated October 9, 2007, by and between the Company and Grand Orient Fortune Investment Ltd. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.5
Put/Call Agreement, dated October 9, 2007, by and between the Company and Grand Orient Fortune Investment Ltd. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

Exhibit No.	Description
10.6	Waiver and First Amendment the Put/Call Agreement, dated April 9, 2008, by and between the Company and Grand Orient Fortune Investment Ltd. - Filed herewith

10.7	Put/Call Agreement, dated October 9, 2007, by and between the Company and Fortune Land Holding Ltd. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.8	Waiver and First Amendment the Put/Call Agreement, dated April 9, 2008, by and between the Company and Grand Orient Fortune Investment Ltd. - Filed herewith

10.9	Employment Agreement, dated November 1, 2007, by and between the Company and Shu Kaneko - Incorporated by reference to our Current Report on Form 8-K, filed November 7, 2007

16.1	Letter from Mantyla McReynolds, LLC, dated November 19, 2007 - Incorporated by reference from Amendment No. 2 to our Current Report on Form 8-K/A, filed on November 19, 2007

16.2	Letter from Murrell, Hall, McIntosh & Co., PLLP, dated January 29, 2008 - Incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2008

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) - Filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) - Filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 - Filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 - Filed herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Mantyla McReynolds, LLC served as the principal accountant to audit our financial statements between through November 19, 2007, when they were replaced by the firm of Murrell, Hall, McIntosh & Co., PLLP. Effective as of January 25, 2008, we dismissed Murrell, Hall, McIntosh & Co., PLLP as our independent registered public accounting firm, and engaged the firm of Windes & McClaughry Accountancy Corporation.

The following is a summary of the combined fees billed to us by Mantyla McReynolds, LLC and Murrell, Hall, McIntosh & Co., PLLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Aggregate fees rendered for the fiscal years ended December 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$89,495	$7,308
Audit Related Fees	$15,030	—
Tax Fees	$2,563	—
Other Fees	—	—
Total Fees:	$107,088	$7,308

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." No such fees were billed by our independent registered public accounting firm in fiscal 2006.

TAX FEES. Consists of fees billed for professional services for our corporate tax returns and extensions, tax compliance, tax advice and tax planning. No such fees were billed by our independent registered public accounting firm in fiscal 2006.

ALL OTHER FEES. No fees were billed to us by our independent registered public accounting firm for products and services other than the services reported above. No such fees were billed by our independent registered public accounting firm in fiscal 2007 or 2006.

The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Mantyla McReynolds, LLC and Murrell, Hall, McIntosh & Co., PLLP during fiscal 2007 and 2006 were pre-approved pursuant to the procedures outlined above.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: April 15, 2007	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yang Yong Shan	President, Chief Executive Officer	April 15, 2008
Yang Yong Shan	and Director (Principal Executive Officer)
/s/ Shu Kaneko	Chief Financial Officer and Secretary	April 15, 2008
Shu Kaneko	(Principal Financial and Accounting Officer)
/s/ Niu Wan Chen	Director	April 15, 2008
Niu Wan Chen
/s/ Qin Si Bo	Director	April 15, 2008
Qin Si Bo
/s/ Yuan Yong Wei	Director	April 15, 2008
Yuan Yong Wei