Form 10-Q
period 2008-03-31
EMERALD DAIRY INC
filed 2008-05-20
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number:	000-52174

EMERALD DAIRY INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	80-0137632
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

(703) 867-9247
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 20, 2008, the issuer had 29,296,832 shares of Common Stock issued and outstanding (not including an additional 1,944,444 shares of Common Stock of the issuer currently being held in treasury)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

QUARTERLY REPORT ON FORM 10-QSB
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2008 and December 31, 2007

ASSETS	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$7,668,051	$6,560,931
Trade accounts receivable	5,875,125	5,096,828
Inventory	1,595,085	1,000,427
Advance to suppliers and other receivables	477,447	761,409
Deposits	2,652,336	3,175,342
Total current assets	18,268,044	16,594,937

Property, plant and equipment, net	3,389,455	3,320,081

Intangible assets, net	116,045	115,228

	$21,773,544	$20,030,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,832,405	$2,395,190
Advances from employees	241,728	301,644
Taxes payable	325,582	313,333
Notes payable	-	273,973
Loan from shareholder	204,598	196,526
Total current liabilities	4,604,313	3,480,666

Put/Call Liability	3,169,444	3,169,444
	7,773,757	6,650,110

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at March 31, 2008 and December 31, 2007)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
31,241,276 issued and outstanding at March 31, 2008 and
December 31, 2007)	31,241	31,241
Treasury Stock (1,944,444 shares at March 31, 2008 and December 31, 2007)	(1,944)	(1,944)
Additional paid-in capital	4,666,244	4,666,244
Retained earnings	7,794,713	7,791,895
Accumulated other comprehensive income	1,509,533	892,700
Total stockholders' equity	13,999,787	13,380,136

	$21,773,544	$20,030,246

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Sales	$10,434,459	$5,882,614

Cost of Goods Sold	6,011,234	3,503,571

Gross Profit	4,423,225	2,379,043

Operating Expenses
Selling expenses	3,731,334	1,540,078
Administrative	598,004	161,430
Depreciation and amortization	14,861	11,859
Total operating expenses	4,344,199	1,713,367

Other Income (Expense)
Interest income	5,628	830
Interest expense	(1,256)	(3,418)
Total other income (expense)	4,372	(2,588)

Net Income Before Provision for Income Tax	83,398	663,088

Provision for Income Taxes
Current	80,580	24,302
Deferred	-	-
	80,580	24,302

Net Income	$2,818	$638,786

Basic Earnings Per Share	$0.00	$0.03

Basic Weighted Average Shares Outstanding	29,296,832	20,416,658

Diluted Earnings Per Share	$0.00	$0.03

Diluted Weighted Average Shares Outstanding	29,513,646	20,416,658

The Components of Other Comprehensive Income
Net Income	$2,818	$638,786
Foreign currency translation adjustment	616,833	284,270

Comprehensive Income	$619,651	$923,056

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net Income	$2,818	$638,786
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	91,280	68,263
Net change in assets and liabilities
Trade accounts receivable	(577,482)	(26,013)
Inventory	(555,241)	292,043
Advance to suppliers and other receivables	313,962	(184,695)
Deposits	648,114	-
Accounts payable and accrued expenses	1,342,845	(161,573)
Advances from employees	(71,801)	(212,681)
Taxes payable	(96)	(16,215)

Net cash provided by operating activities	1,194,399	397,915

Cash flows from investing activities
Purchases of fixed assets and intangibles	(27,469)	-

Net cash used in investing activities	(27,469)	-

Cash flows from financing activities
Repayments of notes payable	(284,768)	-
Advances on notes payable	-	258,732
Loans from shareholders	329	(2,172)

Net cash provided by (used in) financing activities	(284,439)	256,560

Effect of exchange rate	224,629	171,293

Net increase in cash	1,107,120	825,768

Cash and cash equivalents at beginning of year	6,560,931	641,164

Cash and cash equivalents at end of year	$7,668,051	$1,466,932

Supplemental disclosure of cash flow information

Interest paid	$1,256	$3,418

Enterprise incomes taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Emerald Dairy Inc. and subsidiaries as of March 31, 2008 and the results of their operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in bank accounts in The Peoples Republic of China and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, $180,590 of the U.S. balances are in excess of insured amounts.

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

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008 and 2007 the was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for 2008 and 2007, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment at March 31, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments for the three months ended March 31, 2008 and 2007 totaled $616,833 and $284,270, respectively.

As of March 31, 2008 and 2007, the exchange rate was 7.012 Yuan and 7.73 Yuan per U.S. Dollar.

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

As of March 31, 2008, the Company has no sales or contracts that included multiple deliverables and would fall under the scope of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

Sales returns - The Company does not allow return of products except for unsold products after expiration date and for products that were damaged during shipment. The total amount of returned product is less than 0.05% of total sales. The cost of unsold products and damaged products are netted against sales and cost of goods sold, respectively.

Advertising - The Company expenses advertising costs the first time the respective advertising takes place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for the three months ended March 31, 2008 and 2007 were $1,563,591 and $21,650, respectively.

Product display fees - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the years ended March 31, 2008 and 2007, these totaled $94,290 and $114,066, respectively.

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, The People’s Republic of China enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

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

A provision has not been made at March31, 2008 for U.S. or additional foreign withholding taxes on approximately $8,998,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of March 31, 2008 because of the relatively short-term maturity of these instruments.

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

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, $180,590 of U.S. cash balances are in excess of insured amounts.

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

For the three months ended March 31, 2008 and 2007, no single customer accounted for 10% or more of sales revenues.

As of March 31, 2008, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends from foreign subsidiaries may be subject to some restrictions.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

5.	Inventory

As of March 31, 2008 and December 31, 2007 inventory consisted of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$1,134,715	$634,018
Work-in-process	410,578	349,334
Finished goods	41,137	8,490
Repair parts	8,655	8,585
	$1,595,085	$1,000,427

6.	Advances to suppliers and other receivables

As of March 31, 2008 and December 31, 2007 advances to suppliers and other receivables consisted of the following:

	March 31,	December 31,
	2008	2007
Advances to suppliers	$328,223	$652,398
Other Receivables	50,000	50,000
Advances to staff	12,539	18,924
Prepaid expenses	86,685	40,087
	$477,447	$761,409

7.	Property, Plant, and Equipment

As of March 31, 2008 and December 31, 2007 property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
Building	$1,054,881	$1,007,475
Plant and Machinery	2,641,497	2,512,451
Motor vehicles	480,304	459,547
Dairy cows	223,970	211,220
Office equipment	40,977	52,696
	4,441,629	4,243,389
Less: Accumulated depreciation	(1,052,174)	(923,308)
	$3,389,455	$3,320,081

For the three months ended March 31, 2008 and 2007 depreciation expenses totaled $88,906 and $68,263, respectively, of which $74,045 and $56,404, respectively, were included as a component of cost of goods sold.

8.	Intangible Assets

As of March 31, 2008 and December 31, 2007 intangible assets consisted of the following:

	March 31, 2008	December 31, 2007
Land use rights	$69,584	$66,839
Patents	51,768	49,726
	121,352	116,565
Less: Accumulated amortization	(5,307)	(1,337)
	$116,045	$115,228

For the three months ended March 31, 2008 and 2006, amortization expenses totaled $2,374 and none, respectively.

9.	Income Taxes

On May 30, 2005, American International Dairy Holdings, Inc. executed a Share Transfer Agreement with Heilongjian Xing An Ling Dairy Co., Ltd., a corporation organized and existing under the laws of People’s Republic of China. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006 the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise income tax of 33%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended March 31,
	2008	2007
U.S. Operations	$(374,000)	$(14,000)
Chinese Operations	457,000	677,000
	$83,000	$663,000

The components of the provision for income taxes are approximately as follows:

	Three Months Ended March 31,
	2008	2007
Federal, State and Local	$-	$-
Peoples Republic of China -Federal and Local	80,600	24,300
	$80,600	$24,300

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended March 31,
	2008	2007
Income tax (benefit) provision at Federal statutory rate	$28,000	225,000
State income taxes, net of Federal benefit	5,000	40,000
U.S. tax rate in excess of foreign tax rate	(32,000)	(47,000)
Abatement of foreign income taxes	(68,400)	(199,700)
Increase in valuation allowance	148,000	6,000
Tax (benefit) provision	$80,600	$24,300

The Company has a U.S net operating loss carryforward of approximately $792,000 as of December 31, 2007 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of March 31, 2008.

The change in the valuation allowance as of March 31, 2008 and 2007 was $148,000 and $6,000, respectively.

Had the tax exemption not been in place for the three months ended March 31, 2008 and 2007, the Company estimates the following proforma financial statement impact.

	Three Months Ended March 31,
	2008	2007
Net income before tax provision, as reported	$83,400	$663,000
Less Tax provision not exempted	80,600	24,300
Less Tax provision exempted	68,400	199,700
Proforma Net income	$(65,600)	$439,000

10.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the years ended March 31, 2008 and 2007, respectively, the Company contributed $26,849 and $22,150 in pension contributions.

11.	Related-Party Transactions

On May 28, 2006, the Company purchased machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $204,598, which approximated historical cost of these assets. The note does not bear interest and is due on demand.

12.	Put/Call Liability

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

In accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity the Company recorded the value of the Put/Call agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007. As of March 31, 2008 there has been no change in the Put/Call liability as the fair market value of the underlying common stock has not changed.

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

13.	Equity

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

As of March 31, 2008 there were accrued liquidated damages of $343,199. Additional liquidated damages of $127,900 were accrued in the three months ended March 31, 2008. Additionally the Company is accruing $4,500 per day in liquidated damages with maximum additional damages possible of $1,456,801.

Warrant Tender Offer

As of April 24, 2008, the Company commenced an offer (the “Offer”) to the holders of its outstanding warrants, pursuant to which the warrant holders may tender their warrants for shares of the Company’s Common Stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the Offer may exercise some or all of such warrants at $0.75 per share of Common Stock;

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the Offer may exercise some or all of such warrants at $1.20 per share of Common Stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the Offer may exercise some or all of such warrants at $1.63 per share of Common Stock; and

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the Offer may exercise some or all of such warrants at $2.61 per share of Common Stock.

A warrant holder may tender less than the full number of its warrants. If a warrant holder tenders less than all of its warrants, the remaining warrants not tendered will remain outstanding until they expire by their current terms or are exercised. In addition, a warrant holder may change its election and withdraw from the Offer. If a warrant holder accepts the Offer, the exercise price for the tendered warrants must be paid in cash. If all of the Company’s warrant holders exercise their warrants, the Company will raise $16,929,805.

The Offer will expire on May 28, 2008, unless the Company sooner extends or terminates the period of time during which the offer is open, by giving oral or written notice of such extension or termination.

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

Warrants

Information with respect to stock warrants outstanding as of March 31, 2008 are as follows:

Exercise Price	Outstanding December 31, 2007	Granted	Expired or Exercised	Outstanding March 31, 2008	Expiration Date
$0.94	373,334	-0-	-0-	373,334	10/09/2010
$1.50	1,333,333	-0-	-0-	1,333,333	10/09/2009
$2.04	804,884	-0-	-0-	804,874	10/09/2010
$2.04	569,346	-0-	-0-	569,346	10/19/2010
$3.26	2,061,227	-0-	-0-	2,061,227	10/09/2009
$3.26	2,846,746	-0-	-0-	2,846,746	10/19/2009

14.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the three months ended March 31, 2008. The balance of these reserves at March 31, 2008 and 2007, was $1,340,713 and $639,331, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

15.	Other Comprehensive Income

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

16.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2008, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $2.04. Warrants to purchase 6,282,193 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

There were no dilutive shares for the three months ended March 31, 2007.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2008:
Net income	$2,818
Basic EPS income available to common shareholders	$2,818	29,296,832	$0.00
Effect of dilutive securities:

Warrants	—	219,223
Diluted EPS income available to common shareholders	$2,818	29,513,646	$0.00

For the three months ended March 31, 2007:
Net income	$638,786
Basic EPS income available to common shareholders	$638,786	20,416,658	$0.03
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$638,786	20,416,658	$0.03

17.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments. At March 31, 2008 the Company has commitments for advertising contracts in the next year of $943,837.

The Company has placed a deposit of $561,894 with a governmental agency allowing the Company to negotiate a possible purchase of an additional processing facility. No agreement as to the purchase of the facility has been reached.

The Company has contracted to purchase an office building for $1,911,010 of which a deposit of $1,146,606 has been made. The balance of $764,404 will be due on expected completion of the building in June 2008.

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

18.	Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. For the three months ended March 31, 2008 and 2007, the Company incurred rental expense of $31,520 and $19,584, respectively. As of March 31, 2008, the Company had outstanding lease commitments totaling $96,597, all of which were due within the next year.

19.	Segment reporting

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

For the three months ended March 31, 2008, the Company’s sales revenue from various products are as follows:

	2008	2007
Milk powder	$9,984,497	$5,511,173
Soybean milk powder	252,416	224,319
Rice powder	197,546	147,122
	$10,434,459	5,882,614

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued growth and expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 96%, 2% and 2% of our sales, respectively. Through our network of over 600 salespeople, our products are distributed throughout 20 provinces in the People’s Republic of China, and sold in over 5,600 retail outlets.

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

Because of our close proximity to its sources of fresh milk, we are able to complete the production process in approximately 30 hours. We produced approximately 7,000 tons of milk powder in fiscal 2007, up from approximately 5,000 tons in fiscal 2006. In 2008, by adding a third shift to the existing two shifts working schedule, we plan on producing 9,000 tons of milk powder. In addition, we are about to begin construction of a new production facility, which will enable us to produce an additional 9,000 tons of milk powder in fiscal 2009. As a result, we believe we will have the capacity to produce over 20,000 tons of milk powder per year by fiscal 2010. It is expected that our production of rice powder and soymilk powder will also increase in volume, while continuing to comprise approximately 2% and 2% of our overall sales, respectively.

All of our business is conducted through our wholly-owned Chinese subsidiaries Heilonjiang Xing An Ling Dairy Co. Limited, which handles our promotion, sales and administrative functions, and Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company, which handles production of our products.

Recent Developments

Reverse Merger, Private Placements and Related Transactions

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

Warrant Tender Offer

As of April 24, 2008, we commenced an offer (“Offer”) to the holders (“Warrantholders”) of our outstanding warrants (the “Warrants”), pursuant to which the Warrantholders may tender their Warrants for shares of our Common Stock at a reduced exercise price as follows:

•	With respect to Warrants having an exercise price of $0.94 per share, a holder accepting the Offer may exercise some or all of such Warrants at $0.75 per share of Common Stock;

•	With respect to Warrants having an exercise price of $1.50 per share, a holder accepting the Offer may exercise some or all of such Warrants at $1.20 per share of Common Stock;

•	With respect to Warrants having an exercise price of $2.04 per share, a holder accepting the Offer may exercise some or all of such Warrants at $1.63 per share of Common Stock; and

•	With respect to Warrants having an exercise price of $3.26 per share, a holder accepting the Offer may exercise some or all of such Warrants at $2.61 per share of Common Stock.

A Warrantholder may tender less than the full number of its Warrants. If a Warrantholder tenders less than all of its Warrants, the remaining Warrants not tendered will remain outstanding until they expire by their current terms or are exercised. In addition, a Warrantholder may change its election and withdraw from the Offer. If a Warrantholder accepts our Offer, the exercise price for the tendered Warrants must be paid in cash. If all of our Warrantholders exercise their Warrants, we will raise $16,929,805.

The Offer will expire on May 28, 2008, unless we sooner extend or terminate the period of time during which the offer is open, by giving oral or written notice of such extension or termination.

The purpose of this Offer is to encourage the exercise of the outstanding Warrants in order to raise additional capital. We intend to apply the proceeds toward the cost of constructing a new production facility, which we believe will enable us to produce an additional 9,000 tons of milk powder in fiscal 2009. In addition, by reducing the number of outstanding Warrants, we can provide greater certainty to investors and potential investors regarding the number of shares of Common Stock which are, and may become, outstanding.

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

Factors Affecting Raw Milk Production

Rawmilk production is influenced by a number of factors that are beyond our control including, but not limited to, the following:

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

Results of Operations

Three-Month Period Ended March 31, 2008 Compared to Three-Month Period Ended March 31, 2007

The following summarizes changes in our operations for the fiscal quarters ended March 31, 2008 and 2007. Net income decreased by $635,968, or approximately 99.6%, from $638,786 in the three-month period ended March 31, 2007 to $2,818 for the three-month period ended March 31, 2008. This decrease in net income is attributable to increases in our cost of goods sold of $2,507,663 and total operating expenses of $2,630,832, partially offset by an increase in our sales of $4,551,845.

Sales and Cost of Goods Sold

	For the Fiscal Quarters Ended March 31,
	2008	2007

Sales	$10,434,459	$5,882,614

Cost of Goods Sold	6,011,234	3,503,571

Gross Profit	$4,423,225	$2,379,043

Sales. Sales increased by $4,551,845, or approximately 77.4%, from $5,882,614 in the fiscal quarter ended March 31, 2007 to $10,434,459 for the fiscal quarter ended March 31, 2008. This increase was due to the following factors:

•	We started selling a new series of products, called the “XA Series,” during the fiscal quarter ended March 31, 2008, which contributed $572,000 in additional sales;

•	Our products became increasing popular in mainland China due to our new television advertising campaign; and

•	Sales of our milk powder products increased by 81% in the three-month period ended March 31, 2008, as compared to the same period in the prior year.

Cost of Goods Sold. Cost of goods sold increased by $2,507,663, or approximately 71.6%, from $3,503,571 in the three-month period ended March 31, 2007 to $6,011,234 for the three-month period ended March 31, 2008. This increase was directly related to an increase in the amount of raw materials we purchased to satisfy the rising demand for our products and our related increase in sales.

Gross Profit. Gross profit was $4,423,225, or approximately 42.4% of our sales for the fiscal quarter ended March 31, 2008, compared to gross profit of $2,379,043, or approximately 40.4% of our sales for the fiscal quarter ended March 31, 2007. The reason for this slight increase in our gross profit margin was an increase in the prices of our products, partially offset by increase in the prices of the raw materials we use to produce our products.

Operating Expenses

	For the Fiscal Quarters Ended March 31,
	2008	2007
Operating Expenses
Selling expenses	$3,731,334	$1,540,078
Administrative	598,004	161,430
Depreciation and amortization	14,861	11,859
Total operating expenses	$4,344,199	$1,713,367

Selling Expenses. Selling expenses increased by $2,191,256, or approximately 142.3%, from $1,540,078 in the three-month period ended March 31, 2007 to $3,731,334 for the three-month period ended March 31, 2008. The primary reason for this increase, was an increase in our advertising costs of $1,541,941 in the three-month period ended March 31, 2008, as compared to the same period in the prior year, due to an aggressive advertising campaign we initiated during the first quarter of 2008.

Administrative Expenses. Administrative expenses increased by $436,574, or approximately 270.4%, from $161,430 in fiscal quarter ended March 31, 2007 to $598,004 for the fiscal quarter ended March 31, 2008. The principal reasons for this increase were increases in office expenses and in staff salaries directly related to our growth, increases in professional fees related to our public company regulatory filings, and our accrual of liquidated damages in the amount of $127,900 in connection with our inability to satisfy certain registration requirements on a timely basis.

Provision for Income Taxes

	For the Fiscal Quarters Ended March 31,
	2008	2007
Provision for Income Taxes
Current	$80,580	$24,302
Deferred	--	--
	$80,580	$24,302

Provision for Income Taxes. Income taxes increased by $56,278, or approximately 231.6%, from $24,302 in the three-month period ended March 31, 2007 to $80,580 for the three-month period ended March 31, 2008. This increase was due primarily to the expiration of the full income tax exemption our subsidiary Heilonjiang Xing An Ling Dairy Co. Limited had received through January 10, 2008. On that date, the tax exemption reduced from 100% to 50% of the prevailing tax rate. The 50% tax exemption will continue through 2010.

Liquidity and Capital Resources

Uses of Capital

	For the Fiscal Quarters Ended March 31,
	2008	2007

Net cash provided by operating activities	$1,194,399	$397,915

Net cash used in investing activities	(27,469)	--

Net cash provided by (used in) financing activities	$(284,439)	$256,560

Net Cash Provided By Operating Activities

For the three-month period ended March 31, 2008, $1,194,399 was provided by operating activities, compared with $397,915 provided by operating activities for the three-month period ended March 31, 2007. Our net cash flows provided from operating activities increased primarily because of increases in payables and accrued expenses of $1,504,418 (including liquidated damages we incurred in the amount of $127,900, due to our inability to satisfy certain registration requirement on a timely basis), partially offset by an increase in our inventory of $847,284 and a decrease in our net income of $635,968.

Net Cash Used In Investing Activities

For the fiscal quarter ended March 31, 2008, we used $27,469 in investing activities. We did not use any cash in investing activities for the fiscal quarter ended March 31, 2007. This increase of $27,469 used in investing activities was due primarily to our purchase of new equipment necessary to keep up with our growth.

Net Cash Provided By (Used In) Financing Activities

For the three-month period ended March 31, 2008, $284,439 was used in financing activities, compared with $256,560 provided by financing activities for the fiscal year ended March 31, 2007. This increase in net cash used in financing activities was due our repayment of notes payable.

Our cash and cash equivalents at March 31, 2008 was $7,668,051. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to build new production facilities.

General

Historically we relied on investments by our Chief Executive Officer and shareholders and bank loans to meet our cash and capital expenditures. However, as the amount of capital expenditures increases, we will depend more on the capital markets to raise funds through private and public offerings of equity and/or debt. One way we expect to raise funds over the short term, is through the Offer we have made to our Warrantholders, as further described in “Recent Developments - Warrant Tender Offer” above.

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

Our cash and cash equivalents at March 31, 2008 was $7,668,051. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to build new production facilities.

Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. To help implement this strategy, management decided to build a new facility that will have annual production capacity of 9,000 tons of milk powder, which is expected to commence production in the first quarter of 2009. If our sales for fiscal 2009 meet management's expectations, management plans to build another new facility with annual production capacity of 18,000 tons of milk powder. If management successfully executes its three-year plan, our total production capacity is expected to reach between 25,000 and 35,000 tons of milk powder by 2010. Management will also consider making strategic acquisitions if there are good opportunities in the marketplace. However, revenue from acquisitions has not been included in the planned growth. Our plans to raise $10 million to $15 million needed for the new facilities from the capital market through private or public equity and/or debt offerings. One way we expect to raise funds over the short term, is through the Offer we have made to our Warrantholders, as further described in “Recent Developments - Warrant Tender Offer” above. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

In connection with the First Offering and Second Offering, we issued an aggregate of 6,241,306 shares of our Common Stock and warrants to purchase an additional 7,988,870 shares of our Common Stock. We received aggregate net proceeds of $4,395,103.90, which we plan to use for general working capital purposes. If all of the warrants discussed above were exercised for cash, we would receive gross proceeds of $16,929,805 and $21,154,354 (see “Recent Developments - Warrant Tender Offer” above).

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

As of March 31, 2007, there were accrued liquidated damages of $343,199. We are accruing $4,500 per day in liquidated damages with a maximum liability of $1,456,801.

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

Loan from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”), our wholly-owned subsidiary, purchased machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $204,598. The note does not bear interest and is due on demand. We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same as the seller’s cost in these assets, and was approximately the same amount we would have had to pay to purchase similar assets from a third party.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our Common Stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of March 31, 2008, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Building purchase	$734,246	$734,246	--	--	--
Operating leases	$123,715	$123,715	--	--	--
Total:	$857,961	$857,961	--	--	--

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

Intangible Assets

Intangible assets consist of land use rights we acquired and are amortized on a straight line basis over the lives of the rights agreements, which is fifty years and patents which are amortized on a straight line basis over the remaining life of the patents which is five years. We evaluate the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended December 31, 2007, or the three-month period ended March 31, 2008.

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

As of March 31, 2008, we have no sales or contracts that included multiple deliverables and would fall under the scope of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

We account for income tax under the provisions of SFAS 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financials statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We do not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday we have been granted expires. We do not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

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

A provision has not been made at March 31, 2008 for U.S. or additional foreign withholding taxes on approximately $8,898,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of March 31, 2008, is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of March 31, 2008, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of March 31, 2008 because of the relatively short-term maturity of these instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Section 404(a) of the Sarbanes-Oxley Act of 2002 required that management document and test our internal control over financial reporting and include in our annual report on Form 10-KSB, for the fiscal year ended December 31, 2007, a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the USA. For the reasons described in “Management’s Report on Disclosure Controls and Procedures” above, our management is still in the process of assessing the effectiveness of our internal control over financial reporting. In making this assessment, our management is using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management will shortly conclude whether our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Upon such conclusion, our management will review the results of their assessment with our Board of Directors.

In connection with the audit for the fiscal year ended December 31, 2007, Windes & McClaughry Accountancy Corporation (“Windes”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Windes’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in Windes’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Our management has discussed these material weaknesses with our board of directors and will engage in remediation efforts to ensure that the significant deficiencies do not reoccur, including:

•	Hire of outside consultants to assist with the preparation of our financial statements; and

•	Implement review and analysis processes for all significant contractual and other liabilities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended March 31, 2008, and subsequent period through the date hereof, we did not consummate any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities.

In the three-month period ended March 31, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In the three-month period ended March 31, 2008, and subsequent period through the date hereof, the we did not submit any matters to a vote of our stockholders.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2008, or subsequent period through the date hereof, which was not so reported.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of principal executive officer pursuant to Section 13a-14(a) -- filed herewith
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) -- filed herewith
32.1	Certification of principal executive officer pursuant to Section 1350 -- filed herewith
32.2	Certification of principal financial and accounting officer pursuant to Section 1350 -- filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: May 20, 2008	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President

Dated: May 20, 2008	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer and Secretary