Form 10-Q
period 2008-06-30
EMERALD DAIRY INC
filed 2008-08-14
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Yes ☐ No ☒

As of August 14, 2008, the issuer had 29,299,332 shares of Common Stock issued and outstanding (not including an additional 1,944,444 shares of Common Stock of the issuer currently being held in treasury).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

QUARTERLY REPORT ON FORM 10-QSB
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2008 and December 31, 2007

	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$3,821,111	$6,560,931
Trade accounts receivable	6,973,861	5,096,828
Inventory	2,274,328	1,000,427
Advances to equipment suppliers	3,695,928	-
Other current assets	3,618,880	3,936,751
Total current assets	20,384,108	16,594,937

Property, plant and equipment, net	3,715,262	3,320,081

Intangible assets, net	1,392,585	115,228

	$25,491,955	$20,030,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and accrued expenses	$3,981,539	$2,395,190
Notes payable, net of debt discount of $191,834 at June 30, 2008	2,058,166	273,973
Other current liabilities	687,466	614,977
Loan from shareholder	209,305	196,526
Total current liabilities	6,936,476	3,480,666

Put/Call Liability	3,169,444	3,169,444

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 31,243,776 issued and outstanding at June 30, 2008 and December 31, 2007)	31,244	31,241
Treasury Stock (1,944,444 shares at June 30, 2008 and December 31, 2007)	(1,944)	(1,944)
Additional paid-in capital	4,923,348	4,666,244
Retained earnings	8,493,063	7,791,895
Accumulated other comprehensive income	1,940,324	892,700
Total stockholders' equity	15,386,035	13,380,136

	$25,491,955	$20,030,246

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Sales	$10,904,778	$6,645,580	$21,339,237	$12,528,194

Cost of Goods Sold	7,281,163	4,926,820	13,292,397	8,430,391

Gross Profit	3,623,615	1,718,760	8,046,840	4,097,803

Operating Expenses
Selling and administrative expenses	2,634,812	722,224	6,964,150	2,423,732
Depreciation and amortization	15,570	11,986	30,431	23,845
Total operating expenses	2,650,382	734,210	6,994,581	2,447,577

Other Income (Expense)
Interest income	3,978	1,802	9,606	2,632
Interest expense	(42,150)	(5,172)	(43,406)	(8,590)
Total other income (expense)	(38,172)	(3,370)	(33,800)	(5,958)

Net Income Before Provision for Income Tax	935,061	981,180	1,018,459	1,644,268

Provision for Income Taxes
Current	236,711	58,350	317,291	82,652
Deferred	-	-	-	-
	236,711	58,350	317,291	82,652

Net Income	$698,350	$922,830	$701,168	$1,561,616

Basic Earnings Per Share	$0.02	$0.04	$0.02	$0.07

Basic Weighted Average Shares Outstanding	29,299,332	23,536,315	29,299,332	21,674,862

Diluted Earnings Per Share	$0.02	$0.04	$0.02	$0.07

Diluted Weighted Average Shares Outstanding	29,563,708	23,536,315	29,563,708	21,674,862

The Components of Other Comprehensive Income
Net Income	$698,350	$922,830	$701,168	$1,561,616
Foreign currency translation adjustment	440,717	(274,045)	1,375,312	$156,667
Income tax related to other comprehensive income	(149,844)	93,175	(467,606)	(53,267)

Comprehensive Income	$989,223	$741,960	$1,608,874	$1,665,016

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

2008	2007

Cash flows from operating activities
Net Income	$701,168	$1,561,616
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	193,559	68,263
Amortization of loan discount	18,766	-
Net change in assets and liabilities
Trade accounts receivable	(1,565,617)	(26,013)
Inventory	(1,212,775)	292,043
Advance to suppliers and other receivables	-	(184,695)
Deposits	(3,091,015)	-
Accounts payable and accrued expenses	1,440,003	(161,573)
Advances from employees	34,914	(212,681)
Taxes payable	-	(16,215)

Net cash used in operating activities	(3,480,997)	(114,644)

Cash flows from investing activities
Purchases of fixed assets and intangibles	(1,656,200)	(521,169)

Net cash used in investing activities	(1,656,200)	(521,169)

Cash flows from financing activities
Sale of stock for cash	-	2,000,000
Repayments of notes payable	(290,713)	-
Advances on notes payable	2,250,000	262,709
Loans from shareholders	-	(52,188)

Net cash provided by financing activities	1,959,287	2,210,521

Effect of exchange rate	438,090	(34,019)

Net increase (decrease) in cash	(2,739,820)	1,540,689

Cash and cash equivalents at beginning of period	6,560,931	641,164

Cash and cash equivalents at end of period	$3,821,111	$2,181,853

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

1.	Description of Business

Emerald Dairy, Inc. (the Company), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China through its wholly owned subsidaries.

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

Prior to September 23, 2006, XAL owned 57.69% of Heilongjiang Beian Nongken Changxing LvBao Dairy Limited Liability Company (“LvBao”) with the remaining balance being held by the Company’s sole shareholder. On September 23, 2006, the remaing 42.31% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes. LvBao was formed on January 20, 2000 and is engaged in manufacturing and sales of dairy products.

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), under the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC. The Company estimates that the cost of the new facility, including land use rights, construction and equipment, will be approximately $20.0 million. It is anticipated that HXD will engage in the manufacture of the Company's milk, soybean and rice powder products at this new facility, beginning in the first quarter of 2009.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Emerald Dairy Inc. and subsidiaries as of June 30, 2008 and the results of their operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph “Foreign Currency” below).

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

2.	Basis of Preparation of Financial Statements (Continued)

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XAL, LvBao and HXD. All inter-company transactions and balances were eliminated.

3.	Summary of Significant Accounting Policies

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments totaled $440,717 and $1,375,312, for the three and six months ended June 30, 2008, respectively. Translation adjustments totaled $(274,045) and $156,667 for the three and six months ended June 30, 2007, respectively.

As of June 30, 2008 and 2007, the exchange rate was 6.8543 Yuan and 7.613 Yuan per U.S. Dollar, respectively.

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

As of June 30, 2008, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of SFAS 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financials statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday (See Note 9) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS 161.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

In June 2008, the Emerging Issues Task Force (EITF) reached a final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. The EITF reached a consensus on Issue No. 08-4, which provides such guidance and requires that (1) conforming changes made to Issue No. 98-5 resulting from Issue No. 00-27 and SFAS No. 150 be effective for financial statements of fiscal years ending after December 15, 2008, with early application allowed, and (2) the effect of applying the conforming changes be presented retrospectively (with the cumulative effect of the change reported in retained earnings as of the beginning of the first period presented). The Company is currently assessing the impact of EITF Issue 08-4.

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2008 $236,681 of U.S. cash balances are in excess of insured amounts.

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

For the six months ended June 30, 2008 and 2007, no single customer accounted for 10% or more of sales revenues.

As of June 30, 2008, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends from foreign subsidiaries may be subject to some restrictions.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

5.	Inventory

As of June 30, 2008 and December 31, 2007 inventory consists of the following:

	2008	2007
Raw materials	$1,808,549	$634,018
Work-in-process	389,661	349,334
Finished goods	66,694	8,490
Repair parts	9,424	8,585
	$2,274,328	$1,000,427

6.	Other current assets

As of June 30, 2008 and December 31, 2007, other current assets consist of the following:

	2008	2007
Advances to milk suppliers	$371,273	$652,398
Deposit on building purchase	1,172,985	1,101,370
Deposit on new facility site	574,821	539,725
Deposit on contract	1,163,613	1,534,247
Other Receivables	50,000	50,000
Advances to staff	13,703	18,924
Prepaid expenses	272,485	40,087
	$3,618,880	$3,936,751

7.	Property, Plant, and Equipment

As of June 30, 2008 and December 31, 2007, Property, Plant, and Equipment consist of the following:

	2008	2007
Building	$1,147,407	$1,007,475
Plant and Machinery	2,938,882	2,512,451
Motor vehicles	524,500	459,547
Dairy cows	233,183	211,220
Office equipment	43,432	52,696
	4,887,403	4,243,389
Less: Accumulated depreciation	(1,172,142)	(923,308)
	$3,715,262	$3,320,081

Depreciation expenses totaled $94,396 and $183,302 for the three and six months ended June 30, 2008, respectively, and $37,149 and $105,412 for the three and six months ended June 30, 2007, respectively. $78,826 and $152,871 were included as a component of cost of goods sold for the three and six months ended June 30, 2008, respectively, and $25,163 and $81,567 for the three and six months ended June 30, 2007, respectively.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

8.	Intangible Assets

	June 30, 2008	December 31, 2007
Land use rights	$1,350,190	$66,839
Patents	52,959	49,726
	1,403,149	116,565
Less: Accumulated amortization	(10,564)	(1,338)
	$1,392,585	$115,227

For the three and six months months ended June 30, 2008, amortization expenses totaled $5,813 and $8,187, respectively. There was no amortization for the six months ended June 30, 2007.

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

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
U.S. Operations	$(815,000)	$(39,000)	$(1,189,000)	$(53,000)
Chinese Operations	1,751,000	1,020,000	2,208,000	1,698,000
	$936,000	$981,000	$1,019,000	$1,645,000

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

9.	Income Taxes (Continued)

The components of the provision for income taxes are approximately as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Federal, State and Local	$-	$-	$-	$-
Peoples Republic of China -Federal and Local	236,700	58,300	317,000	82,600
	$236,700	$58,300	$317,000	$82,600

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income tax provision at Federal statutory rate	$319,000	$334,000	$347,000	$559,000
State income taxes, net of Federal benefit	57,000	59,000	62,000	99,000
U.S. tax rate in excess of foreign tax rate	(123,000)	(72,000)	(155,000)	(119,000)
Abatement of foreign income taxes	(339,300)	(277,700)	(408,000)	(477,400)
Increase in valuation allowance	323,000	15,000	471,000	21,000
	$236,700	$58,300	$317,000	$82,600

The Company has a U.S net operating loss carryforward of approximately $792,000 as of December 31, 2007 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of June 30, 2008.

The change in the valuation allowance as of June 30, 2008 and 2007 was $471,000 and $21,000, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Tax Saving	$339,300	$277,700	$408,000	$477,400
Benefit per share:
Basic	$0.01	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.02

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

9.	Income Taxes (Continued)

Had the tax exemption not been in place for the three and six months ended June 30, 2008 and 2007, the Company estimates the following proforma financial statement impact.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income before tax provision, as reported	$936,000	$981,000	$1,019,000	$1,645,000
Less Tax provision not exempted	236,700	58,300	317,000	82,600
Less Tax provision exempted	339,300	277,700	408,000	477,400
	$360,000	$645,000	$294,000	$1,085,000,

10.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and six months ended June 30, 2008 and 2007, respectively, the Company contributed $27,910, $54,813, $22,893 and $45,043 in pension contributions.

11.	Notes payable

In June 2008, the Company sold 8% promissory notes maturing December 31, 2008 and three-year warrants to purchase 225,000 shares of common stock at an exercise price of $2.61 for $2,250,000. Any amount of principal or interest outstanding after December 31, 2008 will bear interest at a rate of 12%. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the proceeds from issuance of the notes were allocated to the notes and warrants based upon their relative fair values. This allocation resulted in allocating $210,600 to the warrants to be treated as loan discount to be amortized over the life of the notes. During the three and six months ended June 30, 2008, $18,766 of the loan discount was amortized to interest expense. The following assumptions were used to calculate the fair value of the warrants using the Black - Scholes Model:

Dividend yield	0%
Expected volatility	118.01%
Risk-free interest rate	3.17 - 3.35%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.61

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

11.	Notes payable (Continued)

The notes may be prepaid in their entirety without penalty upon 15 day notice. So long as the Company has any obligation under the notes, there are limitations on its ability to: (a) pay dividends or make other distributions on its capital stock; (b) redeem, repurchase or otherwise acquire any of its securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity.

In connection with the sale of the notes in June 2008, the Company paid a placement agent $122,500 in fees and delivered 45,000 three- year warrants to purchase 45,000 shares of common stock at an exercise price of $2.61. The warrants were valued at $46,507 using a Black-Scholes Model and together with the fee were treated as deferred issuance costs to be amortized over the life of the notes. Deferred issuance costs are included in prepaid expenses in the consolidated balance sheet. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	118.01%
Risk-free interest rate	3.35%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.61

In connection with the sale of notes in June 2008, the Company paid legal fees of $15,000 that were treated as deferred issuance costs and are being amortized over the life of the notes.

12.	Related-Party Transactions

On May 28, 2006, the Company purchased machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $209,305, which approximated historical cost of these assets. The note does not bear interest and is due on demand.

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

13.	Put/Call Liability (Continued)

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

In accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity the Company recorded the value of the Put/Call agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007. As of June 30, 2008 there has been no change in the Put/Call liability as the fair market value of the underlying common stock has not changed.

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

14.	Equity

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

As of June 30, 2008 there were accrued liquidated damages of $702,498. Additional liquidated damages of $359,299 and $552,799 were accrued in the three and six months ended June 30, 2008. Additionally the Company is accruing $4,500 per day in liquidated damages with maximum additional damages possible of $1,097,503.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

14.	Equity (Continued)

Warrants

Information with respect to stock warrants outstanding as of June 30, 2008 are as follows:

Exercise Price	Outstanding December 31, 2007	Granted	Expired or Exercised	Outstanding June 30, 2008	Expiration Date
$0.94	373,334	-0-	-0-	373,334	10/09/2010
$1.50	1,333,333	-0-	-0-	1,333,333	10/09/2009
$2.04	804,884	-0-	-0-	804,884	10/09/2010
$2.04	569,346	-0-	-0-	569,346	10/19/2010
$2.61	-0-	195,000	-0-	195,000	6/12/2011
$2.61	-0-	75,000	-0-	75,000	6/20/2011
$3.26	2,061,227	-0-	-0-	2,061,227	10/09/2009
$3.26	2,846,746	-0-	-0-	2,846,746	10/19/2009

Warrant Tender Offer

As of April 24, 2008, we commenced an offer (“Offer”) to the holders (“Warrantholders”) of our then outstanding warrants, pursuant to which the Warrantholders may tender their Warrants for shares of our Common Stock at a reduced exercise price as follows:

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

A Warrantholder may tender less than the full number of its warrants. If a Warrantholder tenders less than all of its warrants, the remaining warrants not tendered will remain outstanding until they expire by their current terms or are exercised. In addition, a Warrantholder may change its election and withdraw from the Offer. If a Warrantholder accepts our Offer, the exercise price for the tendered warrants must be paid in cash. The Offer will expire on October 31, 2008, as extended, unless we sooner extend or terminate the period of time during which the offer is open, by giving oral or written notice of such extension or termination.

15.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the three months ended June 30, 2008. The balance of these reserves at June 30, 2008 and 2007, was $1,340,713 and $639,331, respectively. These amounts are restricted and are included in retained earnings.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

15.	Common Welfare Reserves (Continued)

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

For the three and six months ended June 30, 2008, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $2.04. Warrants to purchase 6,552,193 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

There were no dilutive shares for the three and six months ended June 30, 2007.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2008:
Net income	$698,350
Basic EPS income available to common shareholders	$698,350	29,299,332	$0.02
Effect of dilutive securities:

Warrants	—	264,376
Diluted EPS income available to common shareholders	$698,350	29,563,708	$0.02

For the three months ended June 30, 2007:
Net income	$922,830
Basic EPS income available to common shareholders	$922,830	23,536,315	$0.04
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$922,830	23,536,315	$0.04

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

17.	Earnings Per Share (Continued)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2008:
Net income	$701,168
Basic EPS income available to common shareholders	$701,168	29,299,332	$0.02
Effect of dilutive securities:

Warrants	—	264,376
Diluted EPS income available to common shareholders	$701,168	29,563,708	$0.02

For the three months ended June 30, 2007:
Net income	$1,561,616
Basic EPS income available to common shareholders	$1,561,616	21,674,862	$0.07
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$1,561,616	21,674,862	$0.07

18.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has placed a deposit of $574,821 with a governmental agency allowing the Company to negotiate a possible purchase of an additional processing facility. No agreement as to the purchase of the facility has been reached.

The Company has contracted to purchase an office building for $1,911,010 of which a deposit of $1,172,985 has been made. The balance of $738,025 will be due on expected completion of the building expected by the end of the third quarter of 2008.

The Company has contracted to purchase equipment from a supplier for a second processing facility for $5,279,897 of which $3,695,928 has been advanced.

The Company has advances to milk suppliers of $371,273 which will be offset against future milk purchases from those suppliers.

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

18.	Commitments and Contingencies (Continued)

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

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. For the three and six months ended June 30, 2008 and 2007, the Company incurred rental expense of $32,440, $63,960, $37,161 and $56,745, respectively. As of June 30, 2008, the Company had outstanding lease commitments totaling $65,880, all of which are due within the next year.

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

For the three and six months ended June 30, 2008, the Company’s sales revenue from various products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Milk powder	$8,529,387	$5,245,419	$16,828,825	$9,682,094
Soybean milk powder	204,917	144,380	418,715	287,142
Rice powder	261,835	220,140	532,338	436,185
Sub-contract processing	1,908,639	1,035,641	3,559,359	2,122,773
	$10,904,778	$6,645,580	$21,339,237	$12,528,194,

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

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 96%, 2% and 2% of our sales, respectively. Through our network of over 600 salespeople, our products are distributed throughout 20 provinces in the People’s Republic of China (“PRC”), and sold in over 5,600 retail outlets.

Our products are marketed under two brand names:

•    “Xing An Ling,” which is designed for low-end customers; and

•    “Yi Bai,” which is designed for middle and high-end customers.

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. The dairy market today in China is over $13.0 billion and is expected to grow at a rate of 15% per year for the foreseeable future. We focus on the infant formula segment of the market, which is expected to grow even faster, at a rate of approximately 23% through 2011. Currently, it is estimated that demand for infant formula in China outstrips supply by at least 2-to-1.

We are one of a select few dairy producers in China to have received an Infant & Baby Formula Milk Powder Production Permit from the State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China. Only current license holders are permitted to produce formula milk powder in China.

Because of our close proximity to its sources of fresh milk, we are able to complete the production process in approximately 30 hours, which is faster than competitors of ours that are not similarly situated. We produced approximately 7,000 tons of milk powder at our facility in Be’ian City, Heilongjiang Province, PRC in fiscal 2007, up from approximately 5,000 tons in fiscal 2006. In 2008, by adding a third shift to the existing two shifts working schedule, we plan on producing approximately 9,000 tons of milk powder. In addition, in July 2008, through our wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC, which will enable us to produce an additional 9,000 tons of milk powder annually, beginning in fiscal 2009. As a result, we believe we will have the capacity to produce almost 20,000 tons of milk powder per year by fiscal 2010. It is expected that our production of rice powder and soymilk powder will also increase in volume, while continuing to comprise approximately 2% and 2% of our overall sales, respectively.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heilonjiang Xing An Ling Dairy Co. Limited (“XAL”), which handles our promotion, sales and administrative functions;

•	Heilongjiang Be’ian Nongken Changxing Lvbao Dairy Limited Liability Company (“Lvbao”), which handles production of our products in Be’ian City, Heilongjiang Province, PRC; and

•	HXD, which will handle additional production of our products in Hailun City, Heilongjiang Province, PRC.

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

Simultaneously with the Merger, we sold 1,333,333 units of our securities to John V. Winfield, consisting of: (i) 1,333,333 shares of our common stock, $.001 par value per share (“Common Stock”), (ii) warrants to purchase 266,667 shares of our Common Stock, at an exercise price of $0.94 per share (“Warrant W-1”), and (iii) warrants to purchase 1,333,333 shares of our Common Stock, at an exercise price of $1.50 per share (“Warrant W-2”), for an aggregate purchase price of $1,000,000 (the “First Offering”). In addition, we sold 2,061,227 units of our securities to certain additional “accredited investors” (the “Initial Purchasers”), consisting of (i) 2,061,227 shares of our Common Stock, (ii) warrants to purchase 412,245 of our Common Stock at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) warrants to purchase 2,061,227 of our common stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”). The rights and obligations under Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

Upon the consummation of the Merger, and the closing of the First Offering and Initial Placement of the Second Offering, we entered into a Share Repurchase Agreement with Grand Orient Fortune Investment, Ltd. (“Grand Orient”), a PRC company controlled by Mingwen Song, pursuant to which we repurchased 1,944,444 shares (the “Repurchased Shares”) of our issued and outstanding Common Stock from Grand Orient for an aggregate purchase price of $3,169,444 (the “Repurchase Transaction”). We determined to repurchase these shares, to reduce the overall dilution created by the First Offering and Second Offering. The Repurchased Shares are currently being held in treasury.

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with each of Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders). Pursuant to the Put/Call Agreements we have the right to repurchase an aggregate of 1,944,444 shares of our Common Stock from the Put/Call Shareholders under certain circumstances. In addition, the Put/Call Shareholders have the right to cause us to repurchase such shares at $1.63 per share if certain events occur. The Put/Call Agreements are further described in “- Liquidity and Capital Resources - Put/Call Agreements” below.

On October 19, 2007, we sold 2,846,746 units of our securities to additional “accredited investors” (the “Additional Purchasers”), consisting of (i) 2,846,746 shares of our Common Stock, (ii) 569,346 Class A Warrants, and (iii) 2,846,746 Class B Warrants, for an aggregate purchase price of $4,640,200 (the “Additional Placement of the Second Offering,” and together with the Initial Placement of the Second Offering, the “Second Offering”).

In connection with the First Offering and Second Offering (collectively, the “October Offerings”), we engaged finders and placement agents to whom we paid fees in the aggregate of $700,452, and granted (i) warrants to purchase an aggregate of 106,667 shares of our Common Stock, at an exercise price of $0.94 per share, the terms and conditions of which are identical to the those of Warrant W-1, and (ii) warrants to purchase 392,639 shares of our Common Stock, at an exercise price of $2.04, the terms and conditions of which are identical to the those of the Class A Warrants.

Warrant Tender Offer

As of April 24, 2008, we commenced an offer (“Offer”) to the holders (“Warrantholders”) of our then outstanding warrants, pursuant to which the Warrantholders may tender their Warrants for shares of our Common Stock at a reduced exercise price as follows:

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

A Warrantholder may tender less than the full number of its warrants. If a Warrantholder tenders less than all of its warrants, the remaining warrants not tendered will remain outstanding until they expire by their current terms or are exercised. In addition, a Warrantholder may change its election and withdraw from the Offer. If a Warrantholder accepts our Offer, the exercise price for the tendered warrants must be paid in cash. The Offer will expire on October 31, 2008, as extended, unless we sooner extend or terminate the period of time during which the Offer is open, by giving oral or written notice of such extension or termination.

As of the date hereof, a limited number of Warrantholders have elected to tender their warrants. However, since any Warrantholder may change its election and withdraw from the Offer, the funds related to such transactions are being held in escrow, and will not be released to us until the Offer expires.

Sale of Notes and Warrants

In June 2008, we conducted a private offering of up to a maximum of (i) $3,000,000 of our 8% promissory notes (the “Notes”) and (ii) warrants to purchase 300,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “New Warrants”) (the “Note Offering”). On June 12, 2008, one “accredited investor” purchased, for a purchase price of $1,500,000, a Note in the principal amount of $1,500,000, and New Warrants to purchase 150,000 shares of our Common Stock. On June 20, 2008, an additional “accredited investor” purchased, for a purchase price of $750,000, a Note in the principal amount of $750,000, and New Warrants to purchase 75,000 shares of our Common Stock. The rights and obligations under the warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

In connection with the Note Offering, we engaged a placement agent to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the New Warrants.

Construction of New Production Facility

On May 22, 2008, we organized our wholly-owned subsidiary, HXD, under the laws of the PRC. In July 2008, HXD commenced construction on a production facility to be located in Hailun City, Heilongjiang Province, PRC. When completed, the new facility will have the capacity to produce approximately 9,000 tons of infant formula milk powder annually, expandable to 18,000 tons annually. We anticipate that production will begin at this facility in the first quarter of 2009.

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

Industry Growth

The dairy market today in China is over $13.0 billion. According to China National Bureau of Statistics, between 2000 to 2005 the dairy industry in China experienced an average growth of 16% per year. The dairy industry in China is projected to grow at rate of 15% per year from 2006 to 2012, to reach $32 billion by 2012.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in China outstrips supply by at least 2-to-1. Production capacity has been the bottle neck for our growth in recent years, because production has not been able to keep up with demand. We have commenced construction of a new production facility with annual production capacity of 9,000 tons of milk powder, which is expected to start production in the first quarter of 2009. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

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

Brand Name and Product Quality

There are more than 30 brand names of infant formula products sold in China. Most of the International and larger players have been concentrating in the first tier cities, or well-known urban centers such as Beijing and Shanghai. The rest of the Chinese domestic companies have been focusing on less developed second and third cities where competition is less severe than the top tier cities. As consumers have many options for infant formula products, infant formula producers with better quality and safety images have the advantages to sell their product at higher price. Brand image and recognition are increasingly important in gaining customer loyalty.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following summarizes changes in our operations for the three months ended June 30, 2008 and 2007. Net income decreased by $224,480, or 24.3%, from $922,830 in the three months ended June 30, 2007 to $698,350 for the three months ended June 30, 2008.

Sales and Cost of Goods Sold

	For the Three Months Ended June 30,
	2008	2007

Sales	$10,904,778	$6,645,580
Cost of Goods Sold	7,281,163	4,926,820
Gross Profit	$3,623,615	$1,718,760

Sales. Sales volume increased by 302 metric tons, or 16.2%, period on period, to 2,168 metric tons for the three months ended June 30, 2008, from 1,866 metric tons for the three months ended June 30, 2007. As a result, sales revenues increased by $4,259,198, or 64.1%, from $6,645,580 in the three months ended June 30, 2007, to $10,904,778 for the three months ended June 30, 2008. This increase was due to the following factors:

•	We expanded the market areas in the twenty provinces in which we sell our products and our products are now sold in over 5,600 retail outlets;

•	Our products have became increasing popular in mainland China due to our continued sales and marketing efforts; and

•	The average selling price for all products has increased by $1,493 per metric ton, or 42.2%, as compared to the three months ended June 30, 2007.

Sales by product line. A break-down of our sales by product line for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Quantity Variance

Milk powder	1,426	8,529,387	78.2	1,239	5,245,419	78.9	187
Rice powder	48	261,835	2.4	47	220,140	3.3	1
Soybean powder	113	204,917	1.9	96	144,380	2.2	17
Subcontracting	581	1,908,639	17.5	484	1,035,641 1	15.6	97
Total	2,168	10,904,778	100.0	1,866	6,645,580	100.0	302

There were very few changes to the break-down of sales among our products over the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Soybean powder only accounted for 1.9% of our sales mix for the three months ended June 30, 2008, at an average selling price of $1,813 per metric ton, as compared to 2.2% of our sales mix in the three months ended June 30, 2007, at an average selling price of $1,504 per metric ton. Milk powder accounted for 78.2% of the sales mix for the quarter ended June 30, 2008, at an average selling price of $5,981 per metric ton, as compared to 78.9% of the quarter ended June 2007, at an average selling price of $3,962 per metric ton. We increased our subcontract production during the quarter ended June 30, 2008 to 17.5% of the sales mix, at an average selling price of $3,285 per metric ton, as compared to 15.6% of the sales mix in the same quarter in 2007, at an average sales price of $2,140 per metric ton.

A breakdown of our average selling price by product line for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
Average selling prices (per ton)	2008	2007	Variance
	$	$	$	%
Milk powder	5,981	3,962	2,019	51.0
Rice powder	5,455	4,684	771	16.5
Soybean powder	1,813	1,504	309	20.5
Subcontracting	3,285	2,140	1,145	53.5
Average total selling price	5,030	3,537	1,493	42.2

Cost of Goods Sold. Cost of goods sold increased by $2,354,343, or 47.8%, from $4,926,820 in the three months ended June 30, 2007, to $7,281,163 for the three months ended June 30, 2008. This increase was directly related to an increase in sales during quarter of 64.1%. Overall, our cost per metric ton increased by $736, or 28.1%, to $3,358 per metric ton in the quarter ended June 30, 2008, as compared to $2,622 per metric ton in quarter ended June 30, 2007. This increase in cost per metric ton was the result of an increase in the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008	2007	Variance
	$	$	$	%
Cost of sales
Milk powder	5,397,268	3,831,293	1,565,975	40.9
Rice powder	110,345	100,232	10,113	10.1
Soybean powder	128,073	100,264	27,809	27.7
Subcontracting	1,645,477	895,031	750,446	83.8
Total	7,281,163	4,926,820	2,354,343	47.8

Cost per units sold (per ton)
Milk powder	3,785	2,894	891	30.8
Rice powder	2,298	2,133	165	7.7
Soybean powder	1,133	1,044	89	8.5
Subcontracting	2,832	1,849	983	53.2
Average cost per unit sold	3,358	2,622	736	28.1

Gross Profit. Gross profit was $3,623,615, or 33.2% of our sales for the three months ended June 30, 2008, compared to gross profit of $1,718,760, or 25.7% for the three months ended June 30, 2007. During the quarter ended June 30, 2008 our gross margin on milk powder increased 9.7% due to an increase in the average sales price of 51.0% from quarter ended June 30, 2007, partially offset by a 30.8% increase in the cost per metric ton from the quarter ended June 30, 2007. The gross margin for soybean powder increased 6.9% to 37.5% in quarter ended June 30, 2008, as compared to 30.6% in quarter ended June 30, 2007 due to increase in the average sales price of 20.5% in quarter ended June 30, 200, as compared to 2006, partially offset by an increase of 8.5% in the cost per metric ton from the quarter ended June 30, 2007 to the quarter ended June 30, 2008.

A breakdown of gross margin by product line for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008		2007		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	3,132,119	36.7	1,414,126	27.0	9.8
Rice powder	151,490	57.9	119,908	54.5	3.4
Soybean powder	76,844	37.5	44,116	30.6	6.9
Subcontracting	263,162	13.8	140,610	13.6	0.2
Total	3,623,615	33.2	1,718,760	25.7	7.4

Operating Expenses

	For the Three Months Ended June 30,
	2008	2007
Operating Expenses
Selling expenses	$1,650,537	$531,767
Administrative expenses	984,275	190,457
Depreciation and amortization	15,570	11,986
Total operating expenses	$2,650,382	$734,210

Selling Expenses. Selling expenses overall increased by $1,118,770, or 210.4%, from $531,767 in the quarter ended June 30, 2007, to $1,650,537 for the quarter ended June 30, 2008. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $518,848, or 1,583.6%, to $551,612 in 2008, from $32,765 in 2007, due to our marketing campaign to increase brand awareness and sales.

•	Selling salaries increased by $174,983, or 56.9%, to $482,611 in 2008, from $307,628 in 2007, as the amounts we paid to our sales staff rose due to increased sales.

•	Travelling expenses incurred by the sales staff increased by $136,444, or 105.6%, to $265,655 in 2008, from $129,211 in 2007, due to the expansion of our sales network.

•	Transportation expenses increased by $69,700, or 34.7%, to $270,838 in 2008, from $201,138 in 2007, as a result of shipping more product in 2008 as compared to 2007.

•	Entertainment expenses increased by $70,855, or 86.9%, to $152,413 in 2008, from $81,558 in 2007, as a result of the increase in the sales staff and network.

Administrative Expenses. Administrative expenses increased by $793,818, or 416.8%, from $190,457 in the quarter ended June 30, 2007, to $984,275 for the quarter ended June 30, 2008. The major factors in the increase in administrative expenses are as follows:

•	Liquidated damages incurred in 2008 of $359,299 related to registration rights agreements we entered into, which were not similarly incurred in 2007.

•
Increase in legal and accounting fees in 2008 of $214,323, or 451.2%, to $261,823, as compared to $47,500 in 2007, due to costs associated with audits and SEC filings not required prior to the reverse merger we consummated in October 2007.

•	Increase in consultant expenses of $49,197, or 696.2%, to $56,263 in 2008, as compared to $7,066 in 2007, for services related to possible financing and funding.

•	Increase of administrative salaries of $43,407, or 126%, to 77,853 in 2008, from $34,446 in 2007, related to 6 additional administrative personnel hired during 2008.

•
Increase in entertainment expenses of $30,710, or 118%, to $56,744 in 2008, from $26,035 in 2007, due to increased travel and entertainment by administrative personnel to develop financing and funding for our growth.

•	Increase of travel expenses of $26,775, or 120.7%, to $48,952 in 2008, from $22,177 in 2007, due to the increase in travel by administrative personnel to develop financing and funding for our growth.

Provision for Income Taxes

	For the Three Months Ended June 30,
	2008	2007
Provision for Income Taxes
Current	$236,711	$58,350
Deferred	—	—
	$236,711	$58,350

Provision for Income Taxes. Income taxes increased by $178,361, or 305.7%, from $58,350 in the three months ended June 30, 2007, to $236,711 for the three months ended June 30, 2008. This increase was due to the increase in our pre-tax income and the reduction in the tax exemption for XAL to 50% of the statutory enterprise income tax rate from 100% as of January 1, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following summarizes changes in our operations for the six months ended June 30, 2008 and 2007. Net income decreased by $860,448, or 55.1%, from $1,561,616 in the six months ended June 30, 2007, to $701,168 for the six months ended June 30, 2008.

Sales and Cost of Goods Sold

	For the Three Months Ended June 30,
	2008	2007

Sales	$21,339,237	$12,528,194
Cost of Goods Sold	13,292,397	8,430,391
Gross Profit	$8,046,840	$4,097,803

Sales. Sales volume increased by 706 metric tons, or 19%, period on period to 4,418 metric tons for the six months ended June 30, 2008, from 3,712 metric tons for the six months ended June 30, 2007. As a result, sales revenues increased by $8,811,043, or 70.3%, from $12,528,194 in the six months ended June 30, 2007, to $21,339,237 for the six months ended June 30, 2008. This increase was due to the following factors:

•	We expanded the market areas in the twenty provinces in which we sell our products and our products are now sold in over 5,600 retail outlets;

•	Our products have became increasing popular in mainland China due to our continued sales and marketing efforts; and

•	The average selling price for all products has increased by $1,455 per metric ton, or 43.1%, as compared to the six months ended June 30, 2007.

Sales by product line. A break-down of our sales by product line for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	2,922	16,828,825	78.9	2,493	9,682,094	77.3	429
Rice powder	97	532,338	2.4	92 2	436,185	3.5	5
Soybean powder	230	418,715	2.0	192	287,142	2.3	38
Subcontracting	1,169	3,559,359	16.7	935	2,122,773 1	16.9	234
Total	4,418	21,339,237	100.0	3,712	12,528,194	100.0	706

There were very few changes to the break-down of sales among our products over the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Soybean powder only accounted for 2.0% of our sales mix for the six months ended June 30, 2008, at an average selling price of $1,820 per metric ton, as compared to 2.3% of our sales mix in the six months ended June 30, 2007, at an average selling price of $1,499 per metric ton. Milk powder accounted for 78.9% of sales mix in the six months ended June 30, 2008, at an average selling price of $5,759 per metric ton, as compared to 77.3% of the sales mix in six months ended June 30, 2007, at an average selling price of $3,884 per metric ton. Our subcontract production during the six months ended June 30, 2008 decreased to 16.7% of the sales mix, at an average selling price of $3,045 per metric ton, as compared to 16.9% of the sales mix in the six months ended June 30, 2007, at an average sales price of $2,270 per metric ton.

A breakdown of our average selling price by product line for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
Average selling prices (per ton)	2008	2007	Variance
	$	$	$	%
Milk powder	5,759	3,884	1,875	48.3
Rice powder	5,488	4,725	763	16.1
Soybean powder	1,820	1,499	321	21.4
Subcontracting	3,045	2,270	775	34.1
Average total selling price	4,830	3,375	1,455	43.1

Cost of Goods Sold. Cost of goods sold increased by $4,862,006, or 57.7%, from $8,430,391 in the six months ended June 30, 2007, to $13,292,397 for the six months ended June 30, 2008. This increase was directly related to an increase in sales during quarter of 70.3%. Overall our cost per metric ton increased by $738, or 32.5%, to $3,009 per metric ton in the quarter ended June 30, 2008, as compared to $2,271 per metric ton in quarter ended June 30, 2007.

A breakdown of cost of sales by product line for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007	Variance
	$	$	$	%
Cost of sales
Milk powder	9,702,132	6,260,815	3,441,317	55.0
Rice powder	208,760	190,251	18,509	9.7
Soybean powder	261,697	199,404	62,293	31.2
Subcontracting	3,119,808	1,779,921	1,339,887	75.3
Total	13,292,397	8,430,391	4,862,006	57.7

Cost per units sold(per ton)
Milk powder	3,320	2,511	809	32.2
Rice powder	2,152	2,061	91	4.4
Soybean powder	1,138	1,041	97	9.3
Subcontracting	2,669	1,904	765	40.2
Average cost per unit sold	3,009	2,271	738	32.5

Gross Profit. Gross profit was $8,046,840, or 37.7%, of our sales for the six months ended June 30, 2008, compared to gross profit of $4,097,803, or 32.7%, for the six months ended June 30, 2007. During the six months ended June 30, 2008 our gross margin on milk powder increased 7.0%, due to an increase in the average sales price of 48.3% from six months ended June 30, 2007, partially offset by a 32.2% increase in the cost per metric ton from the six months ended June 30, 2007. The gross margin for soybean powder increased 6.9%, to 37.5% in six months ended June 30, 2008, as compared to 30.6% in six months ended June 30, 2007, due to increase in the average sales price of 21.4% in six months ended June 30, 2008, as compared to 2007, partially offset by an increase of 9.3% in the cost per metric ton from the six months ended June 30, 2007 to the six months ended June 30, 2008.

A breakdown of gross margin by product line for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008		2007		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	7,126,693	42.3	3,421,279	35.3	7.0
Rice powder	323,578	60.8	245,934	56.4	4.4
Soybean powder	157,018	37.5	87,738	30.6	6.9
Subcontracting	439,551	12.3	342,852	1 16.2	(3.8)
Total	8,046,840	37.7	4,097,803	32.7	5.0

Operating Expenses

	For the Six Months Ended June 30,
	2008	2007
Operating Expenses
Selling expenses	$5,381,870	$2,071,845
Administrative expenses	1,582,279	351,887
Depreciation and amortization	30,431	23,845
Total operating expenses	$6,994,581	$2,447,577

Selling Expenses. Selling expenses overall increased by $3,310,025, or 159.8%, from $2,071,845 in the six months ended June 30, 2007, to $5,381,870 for the six months ended June 30, 2008. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $2,060,7888, or 3,787.2%, to $2,115,203 in 2008, from $54,415 in 2007, due to our marketing campaign to increase brand awareness and sales.

•	Selling salaries increased by $321,985, or 52.9%, to $930,627 in 2008, from $608,642 in 2007, the amounts we paid to our sales staff rose due to increased sales.

•	Travelling expenses incurred by the sales staff increased by $260,096, or 101.3%, to $516,743 in 2008, from $256,648 in 2007, due to the expansion of our sales network.

•	Transportation expenses increased by $127,475 or 32.5%, to $519,880, in 2008 from $392,406 in 2007, as a result of shipping more product in 2008 as compared to 2007.

•	Entertainment expenses increased by $137,991, or 85.1%, to $300,051 in 2008, from $162,061 in 2007, as a result of the increase in the sales staff and network.

Administrative Expenses. Administrative expenses increased by $1,230,392, or 349.7%, from $351,887 in the six months ended June 30, 2007, to $1,582,279 for the six months ended June 30, 2008. The major factors in the increase in administrative expenses are as follows:

•	Liquidated damages incurred in 2008 of $487,199 related to registration rights agreements we entered into, which were not similarly incurred in 2007.

•
Increase in legal and accounting fees in 2008 of $296,707, or 624.6%, to $344,207, as compared to $47,500 in 2007, due to costs associated with audits and SEC filings not required prior to the reverse merger we consummated in October 2007.

•	Increase in consultant expenses of $49,771, or 672.7%, to $57,171 in 2008, as compared to $7,399 in 2007, for services related to possible financing and funding.

•	Increase of administrative salaries of $141,238, or 207.7%, to $209,252 in 2008, from $68,014 in 2007, related to 10 additional administrative personnel hired during 2008.

•
Increase in entertainment expenses of $53,585, or 105.3%, to $104,462 in 2008, from $50,878 in 2007, due to increased travel and entertainment by administrative personnel to develop financing and funding for our growth.

•	Increase of travel expenses of $50,580, or 105.7%, to $98,418 in 2008, from $47,838 in 2007, due to the increase in travel by administrative personnel to develop financing and funding for our growth.

Provision for Income Taxes

	For the Six Months Ended June 30,
	2008	2007
Provision for Income Taxes
Current	$317,291	$82,652
Deferred	—	—
	$317,291	$82,652

Provision for Income Taxes. Income taxes increased by $234,639, or 283.9%, from $82,652 in the six months ended June 30, 2007, to $317,291 for the six months ended June 30, 2008. This increase was due to the increase in our pre-tax income and the reduction in the tax exemption for XAL to 50% of the statutory enterprise income tax rate from 100% as of January 1, 2008.

Liquidity and Capital Resources

Uses of Capital

	For the Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$(3,480,997)	$(114,644)

Net cash used in investing activities	(1,656,200)	(521,169)

Net cash provided by (used in) financing activities	$1,959,287	$2,210,521

Net Cash Provided By Operating Activities. For the six months ended June 30, 2008, $3,480,997 was used in operating activities, compared with $114,644 used in operating activities for the six months ended June 30, 2007. Our net cash flows used in operating activities increased during 2008 due to the following factors:

•	We paid out advances on the purchase of equipment for a new processing facility in the amount of $3,695,928 during 2008.

•	Trade accounts receivable increased by $1,565,617, due to the increase level of sales during the year.

•	We increased inventory at June 30, 2008 by $1,212,775, due to better management of the production process.

•	Accounts payable and accrued expenses increased by $1,440,002 at June 30, 2008, as compared to 2007, due to increases in production of products and expenses.

Net Cash Used In Investing Activities. For the six months ended June 30, 2008, we used $1,656,200 in investing activities, compared with $521,169 used in investing activities for the six months ended June 30, 2007. Our increase in net cash flows used in investing activities during 2008 was due to our purchase of land use rights for a new production facility in the amount of $1,280,574, and our purchase of fixed assets of $375,626.

Net Cash Provided By (Used In) Financing Activities. For the six months ended June 30, 2008, $1,959,287 was provided by financing activities, compared with approximately $2,210,521 provided by financing activities for the six months ended June 30, 2007. We raised $2,250,000 with the sale of 8% promissory notes payable due on December 31, 2008 and warrants in June 2008. We also paid off notes payable of $290,713 in the six months ended June 30, 2008.

General

We have experienced tremendous growth well above the industry average during recent years. Sales increased from approximately $7.9 million in 2005 to approximately $29.6 million in 2007, a 275% increase over two years, or a compound annual growth rate of 66%. Net income increased from approximately $0.8 million in 2005 to approximately $4.2 million in 2007, a 425% increase over two years, or a compound annual growth rate of 100%. Following the same trend, working capital increased from approximately $1.4 million in 2005 to approximately $13.1 million in 2007, including cash generated from operations as well as funds raised from private offering we consummated in October 2007.

Cash and cash equivalents at June 30, 2008 decreased by 41.8%, to $3,821,111, from $6,560,931 at December 31, 2007. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to implement our growth strategy.

Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. Management plans to achieve this strategy by increasing our production capacity, sales staff and advertising expenditures.

In July 2008, we commenced construction of a new facility that will have annual production capacity of 9,000 tons of milk powder, which is expected to commence production in the first quarter of 2009. If our sales for fiscal 2009 meet management’s expectations, management plans to build another new facility with annual production capacity of 18,000 tons of milk powder. If management successfully executes its three-year plan, our total production capacity is expected to reach between 25,000 and 35,000 tons of milk powder by 2010. This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. Management will need to raise $10.0 million to $15.0 million to fund the construction of new production facility.

Historically we relied on investments by our Chief Executive Officer and shareholders, and bank loans, to meet our cash and capital expenditures. However, as the amount of capital expenditures increases, we will depend more on the capital markets to raise funds through private and public offerings of equity and/or debt.

In connection with the October Offerings, we received aggregate net proceeds of $4,395,104. The net proceeds from the October Offerings are being used for general working capital purposes. The October Offerings are further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above.

In June 2008, we closed the Note Offering, pursuant to which we received aggregate net proceeds of $2,003,742. We plan to use the needs proceeds from the Note Offering primarily for the construction and equipping of our new production facility in Hailun City, Heilongjiang Province, PRC. The Note Offering is further described in “- Recent Developments - Sale of Notes and Warrants” above.

One additional way we expect to raise funds in the short term, is through the Offer we have made to our Warrantholders, as further described in “Recent Developments - Warrant Tender Offer” above. As of the date hereof, a limited number of Warrantholders have elected to tender their warrants. However, since any Warrantholder may change its election and withdraw from the Offer, the funds related to such transactions are being held in escrow, and will not be released to us until October 31, 2008, the expiration date of the Offer, unless we sooner extend or terminate the period of time during which the Offer is open. If all of the Warrantholders exercise their warrants in connection with the Offer, we will raise an aggregate of $16,929,805.

We have no additional commitments for additional financing we may need to complete the construction of our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition to constructing our new production facility, we have contracted to purchase an office building for approximately $1.8 million, of which a deposit of approximately $1.1 million has been made. This office building, which is located in Heilongjiang Province, PRC, will serve as our corporate headquarters. The balance of approximately $0.7 million will be due on expected completion of the building expected by the end of the third quarter of 2008. These funds will be paid out of our retained earnings.

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

Management will also consider making strategic acquisitions if there are good opportunities in the marketplace. However, revenue from acquisitions has not been included in our planned growth.

Registration Rights and Liquidated Damages

In connection with the October Offerings, as further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above, we entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with Mr. Winfield, the Initial Purchasers and the Additional Purchasers (collectively, the “Investors”), pursuant to which we agreed that within thirty (30) business days of the respective closing date (the “Filing Date”), we would file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the October Offerings (the “Purchased Shares”), and (ii) the Common Stock issuable upon exercise of Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants (collectively (i), (ii), (iii) and (iv), the “Registrable Securities”). Further, we agreed to use our best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until two (2) years after the Closing Date, subject to normal and customary blackout periods.

Pursuant to the Registration Rights Agreements, are required to pay liquidated damages to the holders of the Purchased Shares if (i) we fail to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) we fail to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) we fail to respond to the Commission within ten (10) business days of receipt by us of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if we suspend the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if we suspend in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders us unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for units of our securities purchase in the October Offerings for each thirty (30) day period during which a registration default is continuing.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, we are entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

We are accruing $4,500 per day in liquidated damages with a maximum liability of $1,584,701. As of June 30, 2008, there were accrued liquidated damages of $702,498.

Share Repurchase and Put/Call Agreements

On October 9, 2007, we consummated the Repurchase Transaction with a shareholder, as further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above. We repurchased the Repurchased Shares, to reduce the overall dilution created by the October Offerings. The Repurchased Shares are currently being held in treasury.

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with the Put/Call Shareholders. Pursuant to the Put/Call Agreements the Put/Call Shareholders granted us an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for a price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by us, or (ii) all of the Put/Call Shares are freely tradable without registration pursuant to Rule 144; and

•
The closing price of a share of our Common Stock as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the Common Stock may then be listed or quoted) equals or exceeds $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date that the Call Option Exercise Notice is given by us.

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

Initially, our failure to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (ii) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (iii) keep the Registration Statement continuously effective until all of the Registrable Securities are available for sale without registration pursuant to Rule 144, would have served as a Put Right Trigger as well. However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this clause.

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

Warrants

In connection with the October Offerings, as further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above, we issued warrants to purchase an aggregate of 7,988,870 shares of Common Stock, of which (i) 373,334 are exercisable at a price of $0.94 per share; (ii) 1,333,333 are exercisable at a price of $1.50 per share; (iii) 1,374,230 are exercisable at a price of $2.04 per share; and (iv) 4,907,973 are exercisable at a price of $3.26 per share. The October Offerings are further described in “Recent Developments - Reverse Merger, Private Placements and Related Transactions” above.

Warrant W-1 represents the right to purchase 266,667 shares of our Common Stock, at an exercise price of $0.94 per share. Warrant No. W-1 will expire on October 9, 2010. Warrant W-1 is exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying Warrant W-1 is effective. The number of shares of our Common Stock to be deliverable upon exercise of Warrant W-1 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. Warrants to purchase an aggregate of 106,667 shares of our Common Stock issued to a finder, have terms and conditions identical to the those of Warrant W-1.

Warrant W-2 represents the right to purchase 1,333,333 shares of our Common Stock, at an exercise price of $1.50 per share. Warrant W-2 will expire on October 9, 2009. Warrant W-2 is exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Warrant W-2 is effective. The number of shares of our Common Stock to be deliverable upon exercise of Warrant W-2 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of Common Stock underlying the Warrant W-2 is declared effective, we will have the ability to call the Warrant W-2 at a price of $0.01 per warrant, upon thirty (30) days prior written notice to the holders of the warrants, if the closing price of the Common Stock exceeded $1.88 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us.

Our Class A Warrants represent the right to purchase an aggregate of 981,591 shares of our Common Stock, at an exercise price of $2.04 per share. The Class A Warrants will expire on the three-year anniversary of their date of issuance. The Class A Warrants will be exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Class A Warrants is effective. The number of shares of Common Stock to be deliverable upon exercise of the Class A Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. Warrants to purchase 392,639 shares of our Common Stock issued to finders and placement agents, have terms and conditions identical to the those of the Class A Warrants.

The Class B Warrants represent the right to purchase an aggregate of 4,907,973 shares of our Common Stock, at an exercise price of $3.26 per share. The Class B Warrants will expire on the two-year anniversary of their date of issuance. The Class B Warrants will be exercisable for cash only, provided a registration statement covering the shares of Common Stock underlying the Class B Warrants is effective. The number of shares of Common Stock to be deliverable upon exercise of the Class B Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of Common Stock underlying the Class B Warrants is declared effective, we will have the ability to call the Class B Warrants at a price of $0.01 per Class B Warrant, upon thirty (30) days prior written notice to the holders of the Class B Warrants, if the closing price of the Common Stock exceeded $4.08 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us.

Warrant W-1, Warrant W-2, the Class A Warrants and the Class B Warrants (collectively, the “October Warrants”) provide that in no event shall the holder be entitled to exercise a number of October Warrants (or portions thereof) in excess of the number of October Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised October Warrants and the unexercised or unconverted portion of any of our other securities (subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the October Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the holder and its affiliates of more than 9.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of the October Warrants may be waived by written agreement between us and the holder; provided, however, such waiver may not be effective less than sixty-one (61) days from the date thereof.

If all of the October Warrants were exercised for cash pursuant to their terms, we would receive $21,154,354 in proceeds. However, as of April 24, 2008, we commenced the Offer to the holders of the October Warrants, pursuant to which they may tender their October Warrants for shares of our Common Stock at a reduced exercise prices. The Offer is further described in “Recent Developments - Warrant Tender Offer” above. The purpose of this Offer is to encourage the exercise of the October Warrants in order to raise additional capital. We intend to apply the proceeds toward costs related to constructing and equipping our new production facility, which we believe will enable us to produce an additional 9,000 tons of milk powder in fiscal 2009. In addition, by reducing the number of outstanding warrants, we can provide greater certainty to investors and potential investors regarding the number of shares of Common Stock which are, and may become, outstanding. If all of October Warrants were exercised pursuant to the Offer, we will raise $16,929,805 in proceeds.

In June 2008 we closed the Note Offering, pursuant to which we granted the New Warrants. The Note Offering is further described in “Recent Developments - Sale of Notes and Warrants” above. The New Warrants represent the right to purchase an aggregate of 225,000 shares of our Common Stock, at an exercise price of $2.61 per share. The New Warrants will expire three years after the date of issuance. The New Warrants may be exercised for cash only. The number of shares of our Common Stock deliverable upon exercise of the New Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. The holder of the New Warrants will not be entitled to exercise a number of New Warrants in excess of the number of New Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our Common Stock, unless this provision is waived by written agreement between us and the holder not less than sixty-one (61) days from the date of such waiver. Warrants to purchase 45,000 shares of our Common Stock issued to a placement agent, have terms and conditions identical to the those of the New Warrants.

Promissory Notes

In the Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, we also issued the Notes. The Notes will bear interest at a rate of 8% until they become due and payable. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the Notes at any time without penalty, upon 15 days prior written notice. Each holder of the Notes has the right to be prepaid any amounts due under his, her or its Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on its capital stock; (b) redeem, repurchase or otherwise acquire any of its securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each Note if: (a) we fail to pay principal or interest when due on the Note; (b) we breach any material covenant or other material term or condition contained in the Note or securities purchase agreement entered into in connection with the Note Offering (the “Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the Note or the Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our Common Stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under a Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

Transactions with Related Parties

Loan from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”), our wholly-owned subsidiary, purchased machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $209,305. The note does not bear interest and is due on demand. We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same as the seller’s cost in these assets, and was approximately the same amount we would have had to pay to purchase similar assets from a third party.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our Common Stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time. In addition, the Notes we issued in the Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, contain restrictive covenants on our payment of dividends, as further described in “- Liquidity and Capital Resources - Promissory Notes” above.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of June 30, 2008, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Building purchase	$738,025	$738,025	—	—	—
Equipment purchase	$1,583,969	$1,583,969
Operating leases	$65,880	$65,880	—	—	—
Total:	$2,387,874	$2,387,874	—	—	—

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

Intangible Assets

Intangible assets consist of land use rights we acquired and are amortized on a straight line basis over the lives of the rights agreements, which is fifty years and patents which are amortized on a straight line basis over the remaining life of the patents which is five years. We evaluate the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the year ended June 30, 2008.

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 do it is classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law, for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to say in place through 2012 with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption will end on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reductions in the statutory enterprise income tax rates for an additional three years.

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

A provision has not been made at June 30, 2008 for U.S. or additional foreign withholding taxes on approximately $8,525,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of June 30, 2008, is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of June 30, 2008, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of The People’s Republic of China Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of June 30, 2008 because of the relatively short-term maturity of these instruments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations of cash flows.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management adopted this Statement on December 31,2006 and the adoption of SFAS No. 158 did not have a material impact to our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations of cash flows.

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

In June 2008, the Emerging Issues Task Force (EITF) reached a final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. The EITF reached a consensus on Issue No. 08-4, which provides such guidance and requires that (1) conforming changes made to Issue No. 98-5 resulting from Issue No. 00-27 and SFAS No. 150 be effective for financial statements of fiscal years ending after December 15, 2008, with early application allowed, and (2) the effect of applying the conforming changes be presented retrospectively (with the cumulative effect of the change reported in retained earnings as of the beginning of the first period presented). We are currently assessing the impact of EITF Issue 08-4.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not consummate any unregistered sales of equity securities, except as follows:

Sales of Notes and Warrants

In June 2008, we conducted a private offering of up to a maximum of (i) $3,000,000 of our 8% promissory notes (the “Notes”) and (ii) warrants to purchase 300,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “New Warrants”) (the “Note Offering”). On June 12, 2008, one “accredited investor” (the “First Purchaser”) purchased, for a purchase price of $1,500,000, a Note in the principal amount of $1,500,000, and New Warrants to purchase 150,000 shares of our Common Stock. On June 20, 2008, an additional “accredited investor” (the “Second Purchaser”) purchased, for a purchase price of $750,000, a Note in the principal amount of $750,000, and New Warrants to purchase 75,000 shares of our Common Stock.

In connection with the Note Offering, we engaged a placement agent (the “Placement Agent”) to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the New Warrants.

The maturity date of the Notes is December 31, 2008. The Notes will bear interest at a rate of 8% until they become due and payable. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the Notes at any time without penalty, upon 15 days prior written notice. Each holder has the right to be prepaid any amounts due under his, her or its Note from the proceeds of any future offering we conduct resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the Notes, there are limitations on its ability to: (a) pay dividends or make other distributions on its capital stock; (b) redeem, repurchase or otherwise acquire any of its securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each Note if: (a) we fail to pay principal or interest when due on the Note; (b) we breach any material covenant or other material term or condition contained in the Note or securities purchase agreement entered into in connection with the Note Offering (“Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty made by us under the Note or the Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our Common Stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under a Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

The New Warrants represent the right to purchase an aggregate of 225,000 shares of our Common Stock, at an exercise price of $2.61 per share. The New Warrants will expire three years after the date of issuance. The New Warrants may be exercised for cash only. The number of shares of our Common Stock deliverable upon exercise of the New Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. The holder of a New Warrant will not be entitled to exercise a number of New Warrants in excess of the number of New Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our Common Stock, unless this provision is waived by written agreement between us and the holder not less than sixty-one (61) days from the date of such waiver.

We have granted the First Purchaser, Second Purchaser and Placement Agent “piggyback” registration rights with respect to the shares underlying the New Warrants they received in connection with the Note Offering.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Adjustment to Outstanding Shares

Due to an administrative error by our predecessor filer, occurring on or around October 2, 1986, our total number of shares of Common Stock outstanding was short by 2,500 shares. Therefore, as of July 17, 2008, we authorized the transfer agent to issue an aggregate of 2,500 shares to two shareholders.

We believe that this transaction are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, the we did not submit any matters to a vote of our stockholders.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended June 30, 2008, or subsequent period through the date hereof, which was not so reported.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of 8% Promissory Note — incorporated by reference from our Current Report on Form 8-K, filed on June 12, 2008
4.2	Form of Warrant — incorporated by reference from our Current Report on Form 8-K, filed on June 12, 2008
10.1	Form of Securities Purchase Agreement — incorporated by reference from our Current Report on Form 8-K, filed on June 12, 2008
31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — filed herewith
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — filed herewith
32.1	Certification of principal executive officer pursuant to Section 1350 — filed herewith
32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: August 14, 2008	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President

Dated: August 14, 2008	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer and Secretary