Form 10-Q
period 2008-09-30
EMERALD DAIRY INC
filed 2008-11-14
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

___________________________________________________________
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
Yes ☐ No ☒

As of November 14, 2008, the issuer had 29,299,332 shares of Common Stock issued and outstanding (not including an additional 1,944,444 shares of Common Stock of the issuer currently being held in treasury).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

QUARTERLY REPORT ON FORM 10-QSB
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2008 and December 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,748,746	$6,560,931
Trade accounts receivable	6,702,729	5,096,828
Inventory	1,313,621	1,000,427
Other current assets	5,444,970	3,936,751
Total current assets	17,210,066	16,594,937

Property, plant and equipment
Property, plant and equipment, net	5,700,404	3,320,081
Contruction in progress	2,743,133	-
	8,443,537	3,320,081

Intangible assets, net	1,384,357	115,228

	$27,037,960	$20,030,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and accrued expenses	$4,420,313	$2,395,190
Notes payable, net of debt discount of $95,917 at September 30, 2008	2,154,083	273,973
Other current liabilities	859,308	614,977
Loan from shareholder	209,482	196,526
Total current liabilities	7,643,186	3,480,666

Put/Call Liability	3,169,444	3,169,444

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at September 30, 2008 and December 31, 2007)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
31,243,776 issued and outstanding at September 30, 2008 and
December 31, 2007)	31,244	31,241
Treasury Stock (1,944,444 shares at September 30, 2008 and
December 31, 2007)	(1,944)	(1,944)
Additional paid-in capital	4,923,348	4,666,244
Retained earnings (of which $1,340,713 and $659,903 are restricted at
September 30, 2008 and December 31, 2007 for common welfare reserves)	9,301,130	7,791,895
Accumulated other comprehensive income	1,971,552	892,700
Total stockholders' equity	16,225,330	13,380,136

	$27,037,960	$20,030,246

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Sales	$11,221,019	$8,443,361	$32,560,256	$20,971,555

Cost of Goods Sold	6,552,835	5,422,899	19,845,232	13,853,290

Gross Profit	4,668,184	3,020,462	12,715,024	7,118,265

Operating Expenses
Selling and administrative expenses	3,319,484	1,561,700	10,283,634	3,985,432
Depreciation and amortization	41,905	12,999	72,336	36,844
Total operating expenses	3,361,389	1,574,699	10,355,970	4,022,276

Other Income (Expense)
Interest income	2,455	965	12,061	3,597
Interest expense	(231,517)	(5,460)	(274,923)	(14,050)
Total other income (expense)	(229,062)	(4,495)	(262,862)	(10,453)

Net Income Before Provision for Income Tax	1,077,733	1,441,268	2,096,192	3,085,536

Provision for Income Taxes
Current	269,666	65,942	586,957	148,594
	269,666	65,942	586,957	148,594

Net Income	$808,067	$1,375,326	$1,509,235	$2,936,942

Basic Earnings Per Share	$0.03	$0.06	$0.05	$0.12

Basic Weighted Average Shares Outstanding	29,299,332	24,305,546	29,299,332	24,305,546

Diluted Earnings Per Share	$0.03	$0.06	$0.05	$0.12

Diluted Weighted Average Shares Outstanding	29,563,708	24,305,546	29,563,708	24,305,546

The Components of Other Comprehensive Income
Net Income	$808,067	$1,375,326	$1,509,235	$2,936,942
Foreign currency translation adjustment	259,312	165,260	1,634,624	321,927
Income tax related to other comprehensive income	(88,166)	(56,188)	(555,772)	(109,455)

Comprehensive Income	$979,213	$1,484,398	$2,588,087	$3,149,414

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net Income	$1,509,235	$2,936,942
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	309,749	166,973
Amortization of loan discount	114,683
Net change in assets and liabilities
Trade accounts receivable	(1,290,662)	(749,786)
Inventory	(251,318)	(810,073)
Other current assets	2,480,834	(248,040)
Accounts payable and accrued expenses	1,876,980	212,269
Advances from employees	206,295	14,452
Taxes payable	-	39,728

Net cash used in operating activities	4,955,796	1,562,465

Cash flows from investing activities
Deposit on equipment purchase	(3,699,058)	-
Construction in progress	(2,743,133)	-
Purchases of fixed assets and intangibles	(3,746,727)	(689,983)

Net cash used in investing activities	(10,188,918)	(689,983)

Cash flows from financing activities
Sale of stock for cash	-	2,000,000
Repayments of notes payable	(290,918)	-
Advances on notes payable	2,250,000	266,667
Loans from shareholders	-	-

Net cash provided by financing activities	1,959,082	2,266,667

Effect of exchange rate	461,855	14,690

Net increase (decrease) in cash	(2,812,185)	3,153,839

Cash and cash equivalents at beginning of period	6,560,931	641,164

Cash and cash equivalents at end of period	$3,748,746	$3,795,003

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

1.	Description of Business

Emerald Dairy, Inc. (the Company), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China through its wholly owned subsidaries.

American International Dairy Holdings, Inc., a Nevada corporation, was formed in 2005 for the purpose of acquiring the stock in Heilonjiang Xing An Ling Dairy, Co. On May 30, 2005, AIDH, pursuant to the Share Transfer Agreement acquired Heilonjiang Xing An Ling Dairy Co. Limited, (XAL) a corporation formed on September 8, 2003 in Heilonjiang Providence, The People’s Republic of China, (PRC). This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

XAL is a dairy company engaged in manufacturing of milk, soybean and rice powder. Through the Company’s network of over 600 salespeople, the Company’s products are distributed throughout 20 provinces in the People’s Republic of China, and sold in over 5,600 retail outlets.

Prior to September 23, 2006, XAL owned 57.69% of Heilonjiang Beian Nongken Changxing LvBao Dairy Limited Liability Company (“LvBao”) with the remaining balance being held by the Company’s sole shareholder. On September 23, 2006, the remaing 42.31% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes. LvBao was formed on January 20, 2000 and is engaged in manufacturing and sales of dairy products.

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), under the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilonjiang Province, PRC. It is anticipated that HXD will engage in the manufacture of the Company's milk, soybean and rice powder products at this new facility

2.	Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Emerald Dairy Inc. and subsidiaries as of September 30, 2008 and the results of their operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in bank accounts in The Peoples Republic of China and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2008, no U.S. balances are in excess of insured amounts.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

Foreign Currency - The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $171,146 and $1,078,852, for the three and nine months ended September 30, 2008, respectively. Translation adjustments totaled $109,072 and $212,472 for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008 and 2007, the exchange rate was 6.8485 Yuan and 7.3 Yuan per U.S. Dollar, respectively.

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

As of September 30, 2008, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

Shipping and handling costs - Shipping and handling costs are billed to the customer in sales transactions and are reported in sales. Costs incurred by the Company for shipping and handling are included in costs of goods sold.

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

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday (See Note 10) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

Stock Based Compensation - On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of September 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles(SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect SFAS 162 to have a material impact on its future consolidated results of operations or its financial position.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. The EITF reached a consensus on Issue No. 08-4, which provides such guidance and requires that (1) conforming changes made to Issue No. 98-5 resulting from Issue No. 00-27 and SFAS No. 150 be effective for financial statements of fiscal years ending after December 15, 2008, with early application allowed, and (2) the effect of applying the conforming changes be presented retrospectively (with the cumulative effect of the change reported in retained earnings as of the beginning of the first period presented). The Company is currently assessing the impact of EITF Issue 08-4.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. In EITF Issue 07-5, the EITF reached the consensus that evaluation of whether an equity-linked financial instrument (or embedded feature) is indexed to the company's own stock should be based on a two-step approach. Under the two-step approach, an equity-linked financial instrument (or embedded feature) is not deemed indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency (but the determination of whether the instrument is indexed to the company's own stock is not affected by the currency in which the underlying shares are traded). Also, market-based employee stock valuation instruments are not considered to be indexed to the entity's own stock (presumably because they are influenced by, among other factors, employee behavior, which is not an input used to estimate the fair value of the forward contract or option). An exercise contingency is a provision entitling the entity (or the counterparty) to exercise an equity-linked financial instrument or embedded feature based on changes in an underlying, which includes the occurrence (or nonoccurrence) of a specified event. Provisions that accelerate the timing of the entity's (or counterparty's) ability to exercise an instrument or that extend the length of time that an instrument is exercisable are exercise contingencies. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF 07-5.

In July 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Unvested Share-Based Awards as Participating Securities for EPS Purposes(FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 clarifies the circumstances under which unvested share-based payment awards should be considered participating securities for purposes of determining basic earnings per share (EPS). FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (and for interim periods within such years). The Company is currently assessing the impact of FSP No. FAS 157-3.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3 , Determining the Fair Value of a Financial Asset in a Market That Is Not Active. The FSP amends Statement of Financial Accounting Standards (SFAS) No. 157 , Fair Value Measurements, by clarifying the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, the FSP clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. FAS 157-3 is effective immediately and applies as well to prior periods for which financial statements have not been issued. The Company is currently assessing the impact of FSP No. FAS 157-3.

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2008 none of the U.S. cash balances are in excess of insured amounts.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

4.	Concentrations of Business and Credit Risk (Continued)

Recently, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to decreased demand for milk powder products produced within China, thereby having a material adverse effect on our business.

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

For the nine months ended September 30, 2008 and 2007, no single customer accounted for 10% or more of sales revenues.

As of September 30, 2008, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends from foreign subsidiaries may be subject to some restrictions.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

5.	Inventory

As of September 30, 2008 and December 31, 2007 inventory consists of the following:

	2008	2007
Raw materials	$956,077	$634,018
Work-in-process	312,994	349,334
Finished goods	35,385	8,490
Repair parts	9,165	8,585
	$1,313,621	$1,000,427

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

6.	Other current assets

As of September 30, 2008 and December 31, 2007, other current assets consist of the following:

	2008	2007
Advances to milk suppliers	$340,298	$652,398
Advances to equipment suppliers	3,699,058	-
Deposit on building purchase	-	1,101,370
Deposit on new facility site	574,821	539,725
Deposit on contract	675,247	1,534,247
Other Receivables	50,000	50,000
Advances to staff	10,478	18,924
Prepaid expenses	95,068	40,087
	$5,444,970	$3,936,751

7.	Property, Plant, and Equipment

As of September 30, 2008 and December 31, 2007, Property, Plant, and Equipment consist of the following:

	2008	2007
Building	$3,223,921	$1,007,475
Plant and Machinery	2,941,371	2,512,451
Motor vehicles	524,944	459,547
Dairy cows	236,622	211,220
Office equipment	54,062	52,696
	6,980,920	4,243,389
Less: Accumulated depreciation	(1,280,516)	(923,308)
	$5,700,404	$3,320,081

Depreciation expenses totaled $106,862 and $290,164 for the three and nine months ended September 30, 2008, respectively, and $61,561 and $166,973 for the three and nine months ended September 30, 2007, respectively. $84,542 and $237,413 were included as a component of cost of goods sold for the three and nine months ended September 30, 2008, respectively, and $48,562 and $130,129 for the three and nine months ended September 30, 2007, respectively.

8.	Intangible Assets

	September 30, 2008	December 31, 2007
Land use rights	$1,351,333	$66,839
Patents	53,004	49,727
	1,404,337	116,566
Less: Accumulated amortization	(19,980)	(1,338)
	$1,384,357	$115,228

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

8.	Intangible Assets (Continued)

For the three and nine months ended September 30, 2008, amortization expenses totaled $11,398 and $19,58, respectively. There was no amortization for the nine months ended September 30, 2007.

9.	Construction in progress

	September 30, 2008	December 31, 2007
Construction in progress	$2,743,133	$-

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

10.	Income Taxes

On May 30, 2005, American International Dairy Holdings, Inc. executed a Share Transfer Agreement with Heilonjiang Xing An Ling Dairy Co., Ltd., a corporation organized and existing under the laws of People’s Republic of China. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006 the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise income tax of 33%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
U.S. Operations	$(874,000)	$(39,000)	$(2,065,000)	$(92,000)
Chinese Operations	1,952,000	1,480,000	4,161,000	3,178,000
	$1,078,000	$1,441,000	$2,096,000	$3,086,000

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

10.	Income Taxes (Continued)

The components of the provision for income taxes are approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Federal, State and Local	$-	$-	$-	$-
Peoples Republic of China -Federal and Local	269,700	65,900	586,900	148,600
	$269,700	$65,900	$586,900	$148,600

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income tax provision at Federal statutory rate	$366,400	$490,000	$712,700	$1,049,100
State income taxes, net of Federal benefit	64,600	86,500	125,800	185,200
U.S. tax rate in excess of foreign tax rate	(136,700)	(103,600)	(291,300)	(222,400)
Abatement of foreign income taxes	(370,900)	(422,000)	(778,000)	(899,700)
Increase in valuation allowance	346,300	15,000	817,700	36,400
	$269,700	$65,900	$586,900	$148,600

The Company has a U.S net operating loss carryforward of approximately $792,000 as of December 31, 2007 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of September 30, 2008.

The change in the valuation allowance as of September 30, 2008 and 2007 was $817,700 and $36,400, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Tax Saving	$370,900	$422,000	$778,000	$899,700
Benefit per share:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

Had the tax exemption not been in place for the three and nine months ended June 30, 2008 and 2007, the Company estimates the following proforma financial statement impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income before tax provision, as reported	$1,078,000	$1,441,000	$2,096,000	$3,086,000
Less Tax provision not exempted	269,700	65,900	586,900	148,600
Less Tax provision exempted	370,900	422,000	778,000	899,700
	$437,400	$953,100	$731,100	$2,037,700

11.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilonjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and nine months ended September 30, 2008 and 2007, respectively, the Company contributed $28,883, $83,970, $24,335 and $69,378 in pension contributions.

12.	Notes payable

In June, 2008 the Company sold 8% promissory notes maturing December 31, 2008 and three-year warrants to purchase 225,000 shares of common stock at an exercise price of $2.61 for $2,250,000. Any amount of principal or interest outstanding after December 31, 2008 will bear interest at a rate of 12%. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the proceeds from issuance of the notes were allocated to the notes and warrants based upon their relative fair values. This allocation resulted in allocating $210,600 to the warrants to be treated as loan discount to be amortized over the life of the notes. During the three and nine months ended September 30, 2008, $95,917 and $114,683, respectively, of the loan discount was amortized to interest expense. The following assumptions were used to calculate the fair value of the warrants using the Black - Scholes Model

Dividend yield	0%
Expected volatility	118.01%
Risk-free interest rate	3.35 - 3.17%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.61

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

12.	Notes payable (Continued)

In connection with the sale of the notes the Company paid a placement agent $122,500 in fees and delivered 45,000 three- year warrants to purchase 45,000 shares of common stock at an exercise price of $2.61. The warrants were valued at $46,507 using a Black-Scholes Model and together with the fee were treated as deferred issuance costs to be amortized over the life of the notes. Amortization of the deferred issuance costs for the three and nine months ended September 30, 2008 was $82,718 and 97,367, respectively. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	118.01%
Risk-free interest rate	3.35%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.61

In connection with the sale of the June 20, 2008 notes the Company paid legal fees of $15,000 that were treated as deferred issuance costs and are being amortized over the life of the notes.

13.	Related-Party Transactions

On May 28, 2006, the Company purchased and obtained legal titles to machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $209,305, which approximated historical cost of these assets. The note does not bear interest and is due on demand.

14.	Put/Call Liability

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

14.	Put/Call Liability (Continued)

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

In accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity the Company recorded the value of the Put/Call agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007. As of September 30, 2008 there has been no change in the Put/Call liability as the fair market value of the underlying common stock has not changed.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

15.	Equity

Registration Rights Agreement

On October 9, 2007 and October 19, 2007, the Company entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with the accredited investors,( the “Investors”), pursuant to which it agreed that within thirty (30) business days of the Closing Date (the Filing Date), the Company will file a registration statement (the Registration Statement) with the Securities and Exchange Commission (the “Commission”) covering the resale of (i) the shares of Common Stock purchased in the above placements (collectively, the “Offerings”) (the “Purchased Shares”), (ii) the Common Stock issuable upon exercise of the warrants issued in the Offerings (the “Registrable Securities”). Further, the Company agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144.

Pursuant to the Registration Rights Agreements, the Company will be required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Purchased Shares, the First Investor Warrants, the Class A Warrants, the Class B Warrants, or the Common Stock issued upon exercise of the First Investor Warrants, Class A Warrants and Class B Warrant (collectively, the “Securities”) if (i) the Company fails to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) the Company fails to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) the Company fails to respond to the Commission within ten (10) business days of receipt by the Company of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if the Company suspends the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if the Company suspends in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders the Company unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for the Securities offered for each thirty (30) day period during which a registration default is continuing; provided, however, that (i) the Company shall not be liable for liquidated damages with respect to any warrants or shares of common stock underlying the warrants, and (ii) in no event will the Company be liable for liquidated damages in excess of 1.5% of the aggregate purchase price of the securities purchased in the Offerings in any 30 day period, and (iii) the maximum aggregate liquidated damages payable to any Investor in the Offerings shall be 20% of the aggregate purchase price paid by such Investor.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

As of September 30, 2008 there were accrued liquidated damages of $1,116,498. Additional liquidated damages of $414,000 and $966,799 were accrued in the three and nine months ended September 30, 2008. The Company has not paid out any of the accrued liquidated damages, which are payable in cash or shares of its common stock, or a combination thereof, at its sole discretion.  Additionally, the Company will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

15.	Equity (Continued)

Warrants

Information with respect to stock warrants outstanding as of September 30, 2008 are as follows:

Exercise Price	Outstanding December 31, 2007	Granted	Expired or Exercised	Outstanding September 30, 2008	Expiration Date
$0.94	373,334	-0-	-0-	373,334	10/09/2010
$1.50	1,333,333	-0-	-0-	1,333,333	10/09/2009
$2.04	804,884	-0-	-0-	804,884	10/09/2010
$2.04	569,346	-0-	-0-	569,346	10/19/2010
$2.61	-0-	195,000	-0-	195,000	6/12/2011
$2.61	-0-	75,000	-0-	75,000	6/20/2011
$3.26	2,061,227	-0-	-0-	2,061,227	10/09/2009
$3.26	2,846,746	-0-	-0-	2,846,746	10/19/2009

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

A Warrantholder may tender less than the full number of its warrants. If a Warrantholder tenders less than all of its warrants, the remaining warrants not tendered will remain outstanding until they expire by their current terms or are exercised. In addition, a Warrantholder may change its election and withdraw from the Offer. If a Warrantholder accepts our Offer, the exercise price for the tendered warrants must be paid in cash. The Offer will expire on November 21, 2008, as extended, unless we sooner extend or terminate the period of time during which the offer is open, by giving oral or written notice of such extension or termination.

16.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the nine months ended September 30, 2008. The balance of these reserves at September 30, 2008 and December 31, 2007, was $1,340,713 and $659,903, respectively. These amounts are restricted and are included in retained earnings.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

16.	Common Welfare Reserves (Continued)

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

17.	Other Comprehensive Income

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

18.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and nine months ended September 30, 2008, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $1.50. Warrants to purchase 6,552,193 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

There were no dilutive shares for the three and nine months ended September 30, 2007.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2008:
Net income	$808,067
Basic EPS income available to common shareholders	$808,067	29,299,332	$0.03
Effect of dilutive securities:

Warrants	—	264,376
Diluted EPS income available to common shareholders	$808,067	29,563,708	$0.03

For the three months ended September 30, 2007:
Net income	$1,375,326
Basic EPS income available to common shareholders	$1,375,326	24,305,546	$0.06
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$1,375,326	24,305,546	$0.06

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

18.	Earnings Per Share (Continued)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2008:
Net income	$1,509,235
Basic EPS income available to common shareholders	$1,509,235	29,299,332	$0.05
Effect of dilutive securities:

Warrants	—	264,376
Diluted EPS income available to common shareholders	$1,509,235	29,563,708	$0.05

For the nine months ended September 30, 2007:
Net income	$2,936,942
Basic EPS income available to common shareholders	$2,936,942	24,305,546	$0.12
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$2,936,942	24,305,546	$0.12

19.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

In 2007 the Company placed a deposit of $574,821 with a governmental agency allowing the Company to negotiate a possible purchase of an additional processing facility. No agreement as to the purchase of the facility has been reached.

The Company has contracted to purchase equipment from a supplier for a second processing facility for $5,284,369 of which $3,699,058 has been advanced.

The Company has advances to milk suppliers of $340,298 which will be offset against future milk purchases from those suppliers.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

19.	Commitments and Contingencies (Continued)

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

20.	Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. For the three and nine months ended September 30, 2008 and 2007, the Company incurred rental expense of $30,811, $94,771, $6,138 and $62,883, respectively. As of September 30, 2008, the Company had outstanding lease commitments totaling $29,052, all of which are due within the next year.

21.	Subsequent events

On November 10, 2008, we sold to one “accredited investor,” for a purchase price of $500,000, a 10% promissory note (the “10% Note”) in the principal amount of $500,000, and warrants to purchase 50,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “November Warrants”) (the “November Note Offering”). The 10% Note will bear interest at a rate of 10% until they become due and payable on November 10, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the 10% Note at any time without penalty, upon 15 days prior written notice. The holder of the 10% Note has the right to be prepaid any amounts due under his 10% Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more. So long as we have any obligation under the 10% Note, there are limitations on our ability to: (a) pay dividends or make other distributions on its capital stock; (b) redeem, repurchase or otherwise acquire any of its securities; (c) sell, lease or otherwise dispose of any significant portion of its assets; (d) lend money, give credit or make advances; or (e) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the 10% Note if: (a) we fail to pay principal or interest when due on the 10% Note; (b) we breach any material covenant or other material term or condition contained in the 10% Note or securities purchase agreement entered into in connection with the November Note Offering (the “November Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the 10% Note or the November Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within ninety (60) days; or (g) we fail to maintain the listing of our Common Stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under the 10% Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the 10% Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

In connection with the November Note Offering, we engaged a placement agent to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the November Warrants.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007

22.	Segment reporting

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

For the three and nine months ended September 30, 2008, the Company’s sales revenue from various products are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Milk powder	$9,362,555	$6,514,022	$26,144,060	$15,898,010
Soybean milk powder	221,124	177,986	644,233	495,204
Rice powder	275,722	303,290	813,645	785,162
Sub-contract processing	1,361,618	1,448,063	4,958,318	3,793,179
	$11,221,019	$8,443,361	$32,560,256	$20,971,555

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

We have received an Infant & Baby Formula Milk Powder Production Permit from the State General Administration of Quality Supervision and Inspection and Quarantine of the PRC. Only current license holders are permitted to produce formula milk powder in China. In addition, we have received a Product Exemption from Quality Surveillance Inspection waiver from the State General Administration. Only companies that have passed their product quality inspections for five consecutive years are awarded this certificate of waiver.

Because of our close proximity to its sources of fresh milk, we are able to complete the production process in approximately 30 hours, which is faster than competitors of ours that are not similarly situated. We produced approximately 7,000 tons of milk powder at our facility in Be’ian City, Heilonjiang Province, PRC in fiscal 2007, up from approximately 5,000 tons in fiscal 2006. In 2008, by adding a third shift to the existing two shifts working schedule, we plan on producing approximately 9,000 tons of milk powder. In addition, in July 2008, through our wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), we commenced construction of a new production facility in Hailun City, Heilonjiang Province, PRC, which will enable us to produce an additional 9,000 tons of milk powder annually, beginning in fiscal 2009. As a result, we believe we will have the capacity to produce almost 20,000 tons of milk powder per year by fiscal 2010. It is expected that our production of rice powder and soymilk powder will also increase in volume, while continuing to comprise approximately 2% and 2% of our overall sales, respectively.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heiloniang Xing An Ling Dairy Co. Limited (“XAL”), which handles our promotion, sales and administrative functions;

•	Heilonjiang Be’ian Nongken Changxing Lvbao Dairy Limited Liability Company (“Lvbao”), which handles production of our products in Be’ian City, Heilonjiang Province, PRC; and

•	HXD, which will handle additional production of our products in Hailun City, Heilonjiang Province, PRC.

Recent Developments

Reverse Merger, Private Placements and Related Transactions

Prior to October 9, 2007, we were a public shell company, as defined by Securities Act Rule 405 and Exchange Act Rule 12b-2, without material assets or activities. On October 9, 2007, we completed a reverse merger (the “Reverse Merger”), pursuant to which our wholly-owned subsidiary merged with and into a private company, American International Dairy Holding Co., Inc. (“AIDH”), with such private company being the surviving company. In connection with this Reverse Merger, we discontinued our former business and succeeded to the business of AIDH as our sole line of business. For financial reporting purposes, AIDH is considered to be the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of AIDH and do not include our historical financial results.

Simultaneously with the Reverse Merger, we sold 1,333,333 units of our securities to John V. Winfield, consisting of: (i) 1,333,333 shares of our common stock, $.001 par value per share (“Common Stock”), (ii) warrants to purchase 266,667 shares of our Common Stock, at an exercise price of $0.94 per share (“Warrant W-1”), and (iii) warrants to purchase 1,333,333 shares of our Common Stock, at an exercise price of $1.50 per share (“Warrant W-2”), for an aggregate purchase price of $1,000,000 (the “First Offering”). In addition, we sold 2,061,227 units of our securities to certain additional “accredited investors” (the “Initial Purchasers”), consisting of (i) 2,061,227 shares of our Common Stock, (ii) warrants to purchase 412,245 of our Common Stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) warrants to purchase 2,061,227 of our common stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”). The rights and obligations under Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

Upon the consummation of the Reverse Merger, and the closing of the First Offering and Initial Placement of the Second Offering, we entered into a Share Repurchase Agreement with Grand Orient Fortune Investment, Ltd. (“Grand Orient”), a PRC company controlled by Mingwen Song, pursuant to which we repurchased 1,944,444 shares (the “Repurchased Shares”) of our issued and outstanding Common Stock from Grand Orient for an aggregate purchase price of $3,169,444 (the “Repurchase Transaction”). We determined to repurchase these shares, to reduce the overall dilution created by the First Offering and Second Offering. The Repurchased Shares are currently being held in treasury.

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

A Warrantholder may tender less than the full number of its warrants. If a Warrantholder tenders less than all of its warrants, the remaining warrants not tendered will remain outstanding until they expire by their current terms or are exercised. In addition, a Warrantholder may change its election and withdraw from the Offer. If a Warrantholder accepts our Offer, the exercise price for the tendered warrants must be paid in cash. The Offer will expire on November 21, 2008, as extended, unless we sooner extend or terminate the period of time during which the Offer is open, by giving oral or written notice of such extension or termination.

As of the date hereof, a limited number of Warrantholders have elected to tender their warrants. However, since any Warrantholder may change its election and withdraw from the Offer, the funds related to such transactions are being held in escrow, and will not be released to us until the Offer expires.

Sale of Notes and Warrants

In June 2008, we conducted a private offering of up to a maximum of (i) $3,000,000 of our 8% promissory notes (the “8% Notes”) and (ii) warrants to purchase 300,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “June Warrants”) (the “June Note Offering”). On June 12, 2008, one “accredited investor” purchased, for a purchase price of $1,500,000, an 8% Note in the principal amount of $1,500,000, and June Warrants to purchase 150,000 shares of our Common Stock. On June 20, 2008, an additional “accredited investor” purchased, for a purchase price of $750,000, an 8% Note in the principal amount of $750,000, and June Warrants to purchase 75,000 shares of our Common Stock. The rights and obligations under the 8% Notes are further described in “- Liquidity and Capital Resources - Promissory Notes” below. The rights and obligations under the June Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

In connection with the June Note Offering, we engaged a placement agent to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the June Warrants.

On November 10, 2008, we sold to one “accredited investor,” for a purchase price of $500,000, a 10% promissory note (the “10% Note”) in the principal amount of $500,000, and warrants to purchase 50,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “November Warrants”) (the “November Note Offering”). The rights and obligations under the 10% Note are further described in “- Liquidity and Capital Resources - Promissory Notes” below. The rights and obligations under the November Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

In connection with the November Note Offering, we engaged a placement agent to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the November Warrants.

Construction of New Production Facility

On May 22, 2008, we organized our wholly-owned subsidiary, HXD, under the laws of the PRC. In July 2008, HXD commenced construction on a production facility to be located in Hailun City, Heilonjiang Province, PRC. When completed, the new facility will have the capacity to produce approximately 9,000 tons of infant formula milk powder annually, expandable to 18,000 tons annually. We anticipate that production will begin at this facility in the second quarter of 2009.

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

Industry Growth

The dairy market today in China is over $13.0 billion. According to the website of the China National Bureau of Statistics, between 2000 to 2005 the dairy industry in China experienced an average growth of 16% per year. English-language copies of the reports of the China National Bureau of Statistics are available on its website, free of charge. The dairy industry in China is projected to grow at rate of 15% per year from 2006 to 2012, to reach $32 billion by 2012.

On its website, the Dairy Association of China estimates that the infant formula market segment, which is the market segment we target, has grown even faster in recent years, at a rate of 20%-30% per year. We believe the following three factors are the main drivers of the infant formula market:

•	Increased household income made infant formula more affordable in China;

•	Increased number of working mothers or busy mothers created more demands for infant formula products; and

•	Increased popularity and acceptance of infant formula products.

Supply of Infant Formula

It is estimated that the demand for infant formula in China outstrips supply by at least 2-to-1. Production capacity has been the bottle neck for our growth in recent years, because production has not been able to keep up with demand. We have commenced construction of a new production facility with annual production capacity of 9,000 tons of milk powder, which is expected to start production in the second quarter of 2009. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. Management will need to raise $10.0 million to $15.0 million to fund the construction of new production facility. We plan to apply the net proceeds we received from the June Note Offering and November Note Offering, further described in “— Recent Developments—Sale of Notes and Warrants” above, and any proceeds we receive from the Offer, further described in “—Recent Developments—Warrant Tender Offer” above, toward the construction of this new production facility. Other than that, we have no additional commitments for additional financing we may need to complete the construction of our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Product Pricing and Raw Material Supply

Historically we have been able to obtain raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilonjiang China while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be available to us we grow. However, we believe the recent worldwide increases in the cost and availability of commodities, such as rice and oil, will lead to increases in prices for such commodities. To some extent, we will be able to increase the prices for our products to pass on higher raw material costs to consumers. However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

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

Organic Label Milk Products

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We plan to create an organic label product line beginning in fiscal 2009. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be minor. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be very popular in China. Over time, this will help increase our revenues.

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

Contamination of Milk Powder Products Produced in China

Recently, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to decreased demand for milk powder products produced within China, thereby having a material adverse effect on our business.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following summarizes changes in our operations for the three months ended September 30, 2008 and 2007. Net income decreased by $567,259, or 41.2%, from $1,375,326 in the three months ended September 30, 2007 to $808,067 for the three months ended September 30, 2008. The decrease in net income during the three months ended September 30, 2008, as compared to the same time period in the prior year, was due to an increase in our operating expenses, which offset an increase in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended September 30,
	2008	2007
Sales	$11,221,019	$8,443,361
Cost of Goods Sold	6,552,835	5,422,899
Gross Profit	$4,668,184	$3,020,462

Sales. Sales volume increased by 211 metric tons, or 9.9%, period on period, to 2,343 metric tons for the three months ended September 30, 2008, from 2,132 metric tons for the three months ended September 30, 2007. As a result, sales revenues increased by $2,777,658, or 32.9%, from $8,443,361 in the three months ended September 30, 2007, to $11,221,019 for the three months ended September 30, 2008. This increase was due to the following factors:

•	We expanded the market areas in the twenty provinces in which we sell our products and our products are now sold in over 5,600 retail outlets;

•	Our products have became increasing popular in mainland China due to our continued sales and marketing efforts; and

•	The average selling price for all products has increased by $829 per metric ton, or 20.9%, as compared to the three months ended September 30, 2007.

Sales by product line. A break-down of our sales by product line for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Quantity Variance
Milk powder	1,621	9,362,555	83.4	1,442	6,514,022	77.2	179
Rice powder	50	275,722	2.5	57	303,290	3.6	(7)
Soybean powder	120	221,125	2.0	104	177,986	2.1	16
Subcontracting	552	1,361,617	12.1	529	1,448,063 1	17.1	23
Total	2,343	11,221,019	100.0	2,132	8,443,361	100.0	211

There were very few changes to the break-down of sales among our products over the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Soybean powder only accounted for 2.0% of our sales mix for the three months ended September 30, 2008, at an average selling price of $1,840 per metric ton, as compared to 2.1% of our sales mix in the three months ended September 30, 2007, at an average selling price of $1,717 per metric ton. Milk powder accounted for 83.4% of the sales mix for the quarter ended September 30, 2008, at an average selling price of $5,778 per metric ton, as compared to 77.2% of the quarter ended September 2007, at an average selling price of $4,516 per metric ton. We decreased our subcontract production during the quarter ended September 30, 2008 to 12.1% of the sales mix, at an average selling price of $2,465 per metric ton, as compared to 17.1% of the sales mix in the same quarter in 2007, at an average sales price of $2,737 per metric ton.

A breakdown of our average selling price by product line for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
Average selling prices (per ton)	2008	2007	Variance
	$	$	$	%
Milk powder	5,778	4,516	1,262	27.9
Rice powder	5,546	5,334	212	4.0
Soybean powder	1,840	1,717	123	7.2
Subcontracting	2,465	2,737	(272)	(9.9)
Average total selling price	4,790	3,960	830	20.9

Cost of Goods Sold. Cost of goods sold increased by $1,129,936, or 20.8%, from $5,422,899 in the three months ended September 30, 2007, to $6,552,835 for the three months ended September 30, 2008. In addition, our cost per metric ton increased by $253, or 10.0%, to $2,797 per metric ton in the quarter ended September 30, 2008, as compared to $2,554 per metric ton in quarter ended September 30, 2007. This increase in cost per metric ton was the result of an increase in the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008	2007	Variance
	$	$	$	%
Cost of sales
Milk powder	5,201,835	4,007,782	1,194,053	29.8
Rice powder	89,718	100,880	(11,162)	(11.1)
Soybean powder	148,324	112,160	36,164	32.2
Subcontracting	1,112,958	1,202,077	(89,119)	(7.4)
Total	6,552,835	5,422,899	1,129,936	20.8

Cost per units sold (per ton)
Milk powder	3,209	2,779	430	15.5
Rice powder	1,794	1,770	24	1.4
Soybean powder	1,236	1,078	158	14.7
Subcontracting	2,016	2,272	(256)	(11.3)
Average cost per unit sold	2,797	2,544	253	10.0

Gross Profit. Gross profit was $4,668,184, or 41.6% of our sales for the three months ended September 30, 2008, compared to gross profit of $3,020,462, or 35.8% for the three months ended September 30, 2007. During the quarter ended September 30, 2008 our gross margin on milk powder increased 5.9% due to an increase in the average sales price of 27.9% from quarter ended September 30, 2007, partially offset by a 15.5% increase in the cost per metric ton from the quarter ended September 30, 2007. The gross margin for soybean powder decreased 4.1% to 32.9% in quarter ended September 30, 2008, as compared from 37.0% in quarter ended September 30, 2007 due to increase in the average sales price of 7.2% in quarter ended September 30, 2008, as compared to 2007, offset by an increase of 32.2% in the cost per metric ton from the quarter ended September 30, 2008 to the quarter ended September 30, 2007.

A breakdown of gross margin by product line for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008		2007		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance
Milk powder	4,160,720	44.4	2,506,240	38.5	5.9
Rice powder	186,004	67.5	202,410	66.7	0.8
Soybean powder	72,801	32.9	65,826	37.0	(4.1)
Subcontracting	248,659	18.3	245,986	17.0	1.3
Total	4,668,184	41.6	3,020,462	35.8	5.8

Operating Expenses

	For the Three Months Ended September 30,
	2008	2007
Operating Expenses
Selling expenses	$2,452,994	$1,355,483
Administrative expenses	866,490	206,217
Depreciation and amortization	41,905	12,999
Total operating expenses	$3,361,389	$1,574,699

Selling Expenses. Selling expenses overall increased by $1,097,511, or 210.4%, from $1,355,483 in the quarter ended September 30, 2007, to $2,452,994 for the quarter ended September 30, 2008. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $532,271, or 2,193.2%, to $556,540 in 2008, from $24,269 in 2007, due to our marketing campaign to increase brand awareness and sales.

•	Selling salaries increased by $139,368, or 38.2%, to $504,465 in 2008, from $365,096 in 2007, as the amounts we paid to our sales staff rose due to increased sales.

•	Travelling expenses incurred by the sales staff increased by $95,852, or 50.0%, to $287,516 in 2008, from $191,663 in 2007, due to the expansion of our sales network.

•	Transportation expenses increased by $71,660, or 34.4%, to $279,800 in 2008, from $208,140 in 2007, as a result of shipping more product in 2008 as compared to 2007.

•	Entertainment expenses increased by $52,244, or 45.4%, to $167,260 in 2008, from $115,016 in 2007, as a result of the increase in the sales staff and network.

Administrative Expenses. Administrative expenses increased by $660,273, or 320.2%, from $206,217 in the quarter ended September 30, 2007, to $866,490 for the quarter ended September 30, 2008. The major factors in the increase in administrative expenses are as follows:

•	Liquidated damages incurred in 2008 of $414,000 related to registration rights agreements we entered into, which were not similarly incurred in 2007.

•
Increase in legal and accounting fees in 2008 of $68,707, or 178.4%, to $107,213, as compared to $38,506 in 2007, due to costs associated with audits and SEC filings not required prior to the reverse merger we consummated in October 2007.

•	Consultant expenses incurred of $26,243, which were not similarly incurred in 2007.

•	Increase of administrative salaries of $20,784, or 49.4%, to 62,886 in 2008, from $42,102 in 2007, related to 6 additional administrative personnel hired during 2008.

•
Increase in entertainment expenses of $22,565, or 66.7%, to $56,418 in 2008, from $33,853 in 2007, due to increased travel and entertainment by administrative personnel to develop financing and funding for our growth.

•	Increase of travel expenses of $24,430, or 85.5%, to $53,000 in 2008, from $28,569 in 2007, due to the increase in travel by administrative personnel to develop financing and funding for our growth.

Provision for Income Taxes

	For the Three Months Ended September 30,
	2008	2007
Provision for Income Taxes
Current	$269,666	$65,942
Deferred	—	—
	$269,666	$65,942

Provision for Income Taxes. Income taxes increased by $203,724, or 308.9%, from $65,942 in the three months ended September 30, 2007, to $269,666 for the three months ended September 30, 2008. This increase was due to the increase in our pre-tax income and the reduction in the tax exemption for XAL to 50% of the statutory enterprise income tax rate from 100% as of January 1, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following summarizes changes in our operations for the nine months ended September 30, 2008 and 2007. Net income decreased by $1,427,707, or 48.6%, from $2,936,942 in the nine months ended September 30, 2007, to $1,509,235 for the nine months ended September 30, 2008. The decrease in net income during the nine months ended September 30, 2008, as compared to the same time period in the prior year, was due to an increase in our operating expenses, which offset an increase in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Nine Months Ended September 30,
	2008	2007
Sales	$32,560,256	$20,971,555
Cost of Goods Sold	19,845,232	13,853,290
Gross Profit	$12,715,024	$7,118,265

Sales. Sales volume increased by 917 metric tons, or 15.7%, period on period to 6,761 metric tons for the nine months ended September 30, 2008, from 5,844 metric tons for the nine months ended September 30, 2007. As a result, sales revenues increased by $11,588,701, or 55.3%, from $20,971,555 in the nine months ended September 30, 2007, to $32,560,256 for the nine months ended September 30, 2008. This increase was due to the following factors:

•	We expanded the market areas in the twenty provinces in which we sell our products and our products are now sold in over 5,600 retail outlets;

•	Our products have became increasing popular in mainland China due to our continued sales and marketing efforts; and

•	The average selling price for all products has increased by $1,227 per metric ton, or 34.2%, as compared to the nine months ended September 30, 2007.

Sales by product line. A break-down of our sales by product line for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance
Milk powder	4,543	26,144,060	80.3	3,936	15,898,010	75.8	607
Rice powder	147	813,645	2.5	1492	785,162	3.7	(2)
Soybean powder	350	644,233	2.0	295	495,204	2.4	55
Subcontracting	1,721	4,958,318	15.2	1,464	3,793,1791	18.1	257
Total	6,761	32,560,256	100.0	5,844	20,971,555	100.0	917

There were very few changes to the break-down of sales among our products over the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Soybean powder only accounted for 2.0% of our sales mix for the nine months ended September 30, 2008, at an average selling price of $1,840 per metric ton, as compared to 2.4% of our sales mix in the nine months ended September 30, 2007, at an average selling price of $1,677 per metric ton. Milk powder accounted for 80.3% of sales mix in the nine months ended September 30, 2008, at an average selling price of $5,755 per metric ton, as compared to 75.8% of the sales mix in nine months ended September 30, 2007, at an average selling price of $4,040 per metric ton. Our subcontract production during the nine months ended September 30, 2008 decreased to 15.2% of the sales mix, at an average selling price of $2,880 per metric ton, as compared to 18.1% of the sales mix in the nine months ended September 30, 2007, at an average sales price of $2,591 per metric ton.

A breakdown of our average selling price by product line for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
Average selling prices (per ton)	2008	2007	Variance
	$	$	$	%
Milk powder	5,755	4,039	1,715	42.5
Rice powder	5,535	5,270	265	5.0
Soybean powder	1,841	1,679	162	9.6
Subcontracting	2,881	2,591	290	11.2
Average total selling price	4,816	3,589	1,227	34.2

Cost of Goods Sold. Cost of goods sold increased by $5,991,942, or 43.3%, from $13,853,290 in the nine months ended September 30, 2007, to $19,845,232 for the nine months ended September 30, 2008. This increase was related to an increase in sales during quarter of 55.3%. In addition, our cost per metric ton increased by $564, or 23.8%, to $2,935 per metric ton in the quarter ended September 30, 2008, as compared to $2,371 per metric ton in quarter ended September 30, 2007.

A breakdown of cost of sales by product line for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007	Variance
	$	$	$	%
Cost of sales
Milk powder	14,893,859	10,124,336	4,769,523	47.1
Rice powder	262,169	256,957	5,212	2.0
Soybean powder	423,707	303,566	120,141	39.6
Subcontracting	4,265,497	3,168,431	1,097,066	34.6
Total	19,845,232	13,853,290	5,991,942	43.3

Cost per units sold(per ton)
Milk powder	3,278	2,572	706	27.4
Rice powder	1,783	1,725	58	3.4
Soybean powder	1,211	1,029	182	17.7
Subcontracting	2,478	2,164	314	14.5
Average cost per unit sold	2,935	2,371	564	23.8

Gross Profit. Gross profit was $12,715,024, or 39.1%, of our sales for the nine months ended September 30, 2008, compared to gross profit of $7,118,265, or 33.9%, for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 our gross margin on milk powder increased 6.7%, due to an increase in the average sales price of 42.5% from nine months ended September 30, 2007, partially offset by a 27.4% increase in the cost per metric ton from the nine months ended September 30, 2007. The gross margin for soybean powder decreased 4.5%, to 34.2% in the nine months ended September 30, 2008, as compared to 38.7% in nine months ended September 30, 2007. This decrease was due to a 9.7% increase in the average sales price in nine months ended September 30, 2008, as compared to 2007, offset by an increase of 17.7% in the cost per metric ton in nine months ended September 30, 2008, as compared to 2007.

A breakdown of gross margin by product line for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008		2007		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance
Milk powder	11,250,201	43.0	5,773,674	36.3	6.7
Rice powder	551,476	67.8	528,205	67.3	0.5
Soybean powder	220,526	34.2	191,638	38.7	(4.5)
Subcontracting	692,821	14.0	624,748	1 16.5	(2.5)
Total	12,715,024	39.1	7,118,265	33.9	5.1

Operating Expenses

	For the Nine Months Ended September 30,
	2008	2007
Operating Expenses
Selling expenses	$7,834,865	$3,427,327
Administrative expenses	2,448,769	558,105
Depreciation and amortization	72,336	36,844
Total operating expenses	$10,355,970	$4,022,276

Selling Expenses. Selling expenses overall increased by $4,407,538, or 128.6%, from $3,427,327 in the nine months ended September 30, 2007, to $7,834,865 for the nine months ended September 30, 2008. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $2,593,060, or 3,295.6%, to $2,671,743 in 2008, from $78,683 in 2007, due to our marketing campaign to increase brand awareness and sales.

•	Selling salaries increased by $461,354, or 47.4%, to $1,435,092 in 2008, from $973,738 in 2007, the amounts we paid to our sales staff rose due to increased sales.

•	Travelling expenses incurred by the sales staff increased by $355,948, or 79.4%, to $804,259 in 2008, from $448,311 in 2007, due to the expansion of our sales network.

•	Transportation expenses increased by $199,137 or 33.2%, to $799,680, in 2008 from $600,543 in 2007, as a result of shipping more product in 2008 as compared to 2007.

•	Entertainment expenses increased by $190,235, or 68.7%, to $467,311 in 2008, from $277,076 in 2007, as a result of the increase in the sales staff and network.

Administrative Expenses. Administrative expenses increased by $1,890,664, or 338.8%, from $558,105 in the nine months ended September 30, 2007, to $2,448,769 for the nine months ended September 30, 2008. The major factors in the increase in administrative expenses are as follows:

•	Liquidated damages incurred in 2008 of $901,199 related to registration rights agreements we entered into, which were not similarly incurred in 2007.

•
Increase in legal and accounting fees in 2008 of $365,414, or 424.9%, to $451,419, as compared to $86,006 in 2007, due to costs associated with audits and SEC filings not required prior to the reverse merger we consummated in October 2007.

•	Increase in consultant expenses of $76,015, or 1,025.1%, to $83,430 in 2008, as compared to $7,415 in 2007, for services related to possible financing and funding.

•	Increase of administrative salaries of $162,022, or 147.1%, to $272,138 in 2008, from $110,116 in 2007, related to 10 additional administrative personnel hired during 2008.

•
Increase in entertainment expenses of $76,150, or 89.9%, to $160,880 in 2008, from $84,731 in 2007, due to increased travel and entertainment by administrative personnel to develop financing and funding for our growth.

•	Increase of travel expenses of $75,010, or 98.2%, to $151,417 in 2008, from $76,407 in 2007, due to the increase in travel by administrative personnel to develop financing and funding for our growth.

Provision for Income Taxes

	For the Nine Months Ended September 30,
	2008	2007
Provision for Income Taxes
Current	$586,957	$148,594
Deferred	—	—
	$586,957	$148,594

Provision for Income Taxes. Income taxes increased by $438,363, or 295.0%, from $148,594 in the nine months ended September 30, 2007, to $586,957 for the nine months ended September 30, 2008. This increase was due to the increase in our pre-tax income and the reduction in the tax exemption for XAL to 50% of the statutory enterprise income tax rate from 100% as of January 1, 2008.

Liquidity and Capital Resources

Uses of Capital

	For the Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$4,955,796	$1,562,465

Net cash used in investing activities	(10,188,918)	(689,983)

Net cash provided by (used in) financing activities	$1,959,082	$2,266,667

Net Cash Provided By Operating Activities. For the nine months ended September 30, 2008, $4,955,796 was provided by operating activities, compared with $1,562,465 provided by operating activities for the nine months ended September 30, 2007. Our net cash flows used in operating activities increased during 2008 due to the following factors:

•	Deposits on contracts and other current assets decreased by $2,480,834 due to completion of the contracts.

•	Trade accounts receivable increased by $1,290,662, due to the increase level of sales during the year.

•	We increased inventory at September 30, 2008 by $251,318, due to better management of the production process.

•	Accounts payable and accrued expenses increased by $1,867,980 at September 30, 2008, as compared to 2007, due to increases in production of products and expenses.

Net Cash Used In Investing Activities. For the nine months ended September 30, 2008, we used $10,188,918 in investing activities, compared with $689,983 used in investing activities for the nine months ended September 30, 2007. Our increase in net cash flows used in investing activities during 2008 was due to our purchase of land use rights for a new production facility in the amount of $1,280,574, our purchase of fixed assets of $6,165,211 and construction in process of $2,743,133.

Net Cash Provided By (Used In) Financing Activities. For the nine months ended September 30, 2008, $1,959,082 was provided by financing activities, compared with approximately $2,266,667 provided by financing activities for the nine months ended September 30, 2007. We raised $2,250,000 with the sale of 8% promissory notes payable due on December 31, 2008 and warrants in September 2008. We also paid off notes payable of $290,918 in the nine months ended September 30, 2008.

General

In recent years, the Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. Over the same period, our products have became increasing popular in mainland China due to our continued sales and marketing efforts. As a result, we have experienced tremendous growth well above the industry average during recent years. Sales increased from approximately $7.9 million in 2005 to approximately $29.6 million in 2007, a 275% increase over two years, or a compound annual growth rate of 66%. Net income increased from approximately $0.8 million in 2005 to approximately $4.2 million in 2007, a 425% increase over two years, or a compound annual growth rate of 100%. Following the same trend, working capital increased from approximately $1.4 million in 2005 to approximately $13.1 million in 2007, including cash generated from operations as well as funds raised from private offering we consummated in October 2007.

Cash and cash equivalents at September 30, 2008 decreased by 42.9%, to $3,748,746, from $6,560,931 at December 31, 2007. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to implement our growth strategy.

Production capacity has been the bottle neck for our growth in recent years, because production has not been able to keep up with demand. Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. Management plans to achieve this strategy by increasing our production capacity, sales staff and advertising expenditures.

In July 2008, we commenced construction of a new facility that will have annual production capacity of 9,000 tons of milk powder, which is expected to commence production in the second quarter of 2009. This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. Management will need to raise $10.0 million to $15.0 million to fund the construction of the new production facility.

Historically we relied on investments by our Chief Executive Officer and shareholders, and bank loans, to meet our cash and capital expenditures. However, as the amount of capital expenditures increases, we will depend more on the capital markets to raise funds through private and public offerings of equity and/or debt.

In connection with the October Offerings, we received aggregate net proceeds of $4,395,104. The net proceeds from the October Offerings were used to in connection with the Repurchase Transaction, to pay expenses related to our Reverse Merger and October Offerings, and for general working capital purposes. The Repurchase Transaction, Reverse Merger and October Offerings are further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above.

In June 2008, we closed the June Note Offering, pursuant to which we received aggregate net proceeds of $2,003,742. In addition, on November 10, 2008, we closed the November Note Offering, pursuant to which we received aggregate net proceeds of $260,000. We plan to use the net proceeds from the June Note Offering and November Note Offering offerings primarily for the construction and equipping of our new production facility in Hailun City, Heilonjiang Province, PRC. The June Note Offering and November Note Offering are further described in “- Recent Developments - Sale of Notes and Warrants” above.

One additional way we expect to raise funds in the short term, is through the Offer we have made to our Warrantholders, as further described in “Recent Developments - Warrant Tender Offer” above. As of the date hereof, a limited number of Warrantholders have elected to tender their warrants. However, since any Warrantholder may change its election and withdraw from the Offer, the funds related to such transactions are being held in escrow, and will not be released to us until November 21, 2008, the expiration date of the Offer, unless we sooner extend or terminate the period of time during which the Offer is open. If all of the Warrantholders exercise their warrants in connection with the Offer, we will raise an aggregate of $16,929,805.

We have no additional commitments for additional financing we may need to complete the construction of our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition to constructing our new production facility, we have purchased an office building located in Heilonjiang Province, PRC, for approximately $1.8 million, which will serve as our corporate headquarters. The balance of approximately $0.7 million was paid in the third quarter out of our retained earnings.

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

Registration Rights and Liquidated Damages

In connection with the October Offerings, as further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above, we entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with Mr. Winfield, the Initial Purchasers and the Additional Purchasers (collectively, the “Investors”), pursuant to which we agreed that within thirty (30) business days of the respective closing date (the “Filing Date”), we would file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the October Offerings (the “Purchased Shares”), and (ii) the Common Stock issuable upon exercise of Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants (collectively (i), (ii), (iii) and (iv), the “Registrable Securities”). Further, we agreed to use our best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144.

Pursuant to the Registration Rights Agreements, we are required to pay liquidated damages to the holders of the Purchased Shares if (i) we fail to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) we fail to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) we fail to respond to the Commission within ten (10) business days of receipt by us of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if we suspend the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if we suspend in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders us unable to comply with SEC requirements, or (B) for more than ninety (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for units of our securities purchase in the October Offerings for each thirty (30) day period during which a registration default is continuing; provided, however, that (i) we shall not be liable for liquidated damages with respect to any warrants or shares of common stock underlying the warrants, and (ii) in no event will we be liable for liquidated damages in excess of 1.5% of the aggregate purchase price of the securities purchased in the October Offerings in any 30 day period, and (iii) the maximum aggregate liquidated damages payable to any purchaser in the October Offerings shall be 20% of the aggregate purchase price paid by such purchaser.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, we are entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

As of September 30, 2008, there were accrued liquidated damages of $1,116,498. We have not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of our common stock, or a combination thereof, at our sole discretion. Additionally, we will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.

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

Initially, our failure to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (ii) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (iii) keep the Registration Statement continuously effective until all of the Registrable Securities are available for sale without registration pursuant to Rule 144, would have served as a Put Right Trigger as well. However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this clause. We did not pay any consideration to the Put/Call Shareholders in connection with their waiver of this provision.

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

Warrant W-1, Warrant W-2, the Class A Warrants and the Class B Warrants (collectively, the “October Warrants”) provide that in no event shall the holder be entitled to exercise a number of October Warrants (or portions thereof) in excess of the number of October Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised October Warrants and the unexercised or unconverted portion of any of our other securities (subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the October Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the holder and its affiliates of more than 9.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of the October Warrants may be waived by written agreement between us and the holder; provided, however, such waiver may not be effective less than ninety-one (61) days from the date thereof.

If all of the October Warrants were exercised for cash pursuant to their terms, we would receive $21,154,354 in proceeds. However, as of April 24, 2008, we commenced the Offer to the holders of the October Warrants, pursuant to which they may tender their October Warrants for shares of our Common Stock at a reduced exercise prices. The Offer is further described in “Recent Developments - Warrant Tender Offer” above. The purpose of this Offer is to encourage the exercise of the October Warrants in order to raise additional capital. We intend to apply the proceeds toward costs related to constructing and equipping our new production facility, which we believe will enable us to produce an additional 9,000 tons of milk powder in fiscal 2009. In addition, by reducing the number of outstanding warrants, we can provide greater certainty to investors and potential investors regarding the number of shares of Common Stock which are, and may become, outstanding. If all of October Warrants are exercised pursuant to the Offer, we will raise $16,929,805 in proceeds.

In June 2008 we closed the June Note Offering, pursuant to which we granted the June Warrants. In November 2008 we closed the November Note Offering, pursuant to which we granted the November Warrants. The June Note Offering and November Note Offering are further described in “Recent Developments - Sale of Notes and Warrants” above. The June Warrants and November Warrants (collectively, the New Warrants”) represent the right to purchase an aggregate of 275,000 shares of our Common Stock, at an exercise price of $2.61 per share. The New Warrants will expire three years after the date of issuance. The New Warrants may be exercised for cash only. The number of shares of our Common Stock deliverable upon exercise of the New Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. A holder of the New Warrants will not be entitled to exercise a number of New Warrants in excess of the number of New Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our Common Stock, unless this provision is waived by written agreement between us and the holder not less than ninety-one (61) days from the date of such waiver. Warrants to purchase an aggregate of 70,000 shares of our Common Stock issued to a placement agent in connection with the June Note Offering and November Note Offering, have terms and conditions identical to the those of the New Warrants.

Promissory Notes

In the June Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, we also issued the 8% Notes. The 8% Notes will bear interest at a rate of 8% until they become due and payable on December 31, 2008. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the 8% Notes at any time without penalty, upon 15 days prior written notice. Each holder of the 8% Notes has the right to be prepaid any amounts due under his, her or its 8% Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the 8% Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on its capital stock; (b) redeem, repurchase or otherwise acquire any of its securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each 8% Note if: (a) we fail to pay principal or interest when due on the 8% Note; (b) we breach any material covenant or other material term or condition contained in the 8% Note or securities purchase agreement entered into in connection with the June Note Offering (the “June Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the 8% Note or the June Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within ninety (60) days; or (g) we fail to maintain the listing of our Common Stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under an 8% Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the 8% Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the 8% Note or any other right or remedy afforded by law.

In the November Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, we also issued the 10% Note. The 10% Note will bear interest at a rate of 10% until they become due and payable on November 10, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the 10% Note at any time without penalty, upon 15 days prior written notice. The holder of the 10% Note has the right to be prepaid any amounts due under his 10% Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more. So long as we have any obligation under the 10% Note, there are limitations on our ability to: (a) pay dividends or make other distributions on its capital stock; (b) redeem, repurchase or otherwise acquire any of its securities; (c) sell, lease or otherwise dispose of any significant portion of its assets; (d) lend money, give credit or make advances; or (e) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the 10% Note if: (a) we fail to pay principal or interest when due on the 10% Note; (b) we breach any material covenant or other material term or condition contained in the 10% Note or securities purchase agreement entered into in connection with the November Note Offering (the “November Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the 10% Note or the November Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within ninety (60) days; or (g) we fail to maintain the listing of our Common Stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under the 10% Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the 10% Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. For more information, see the discussion in the Risk Factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Transactions with Related Parties

Purchase of Assets from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”), our wholly-owned subsidiary, purchased and obtained legal titles to machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $209,305. The note does not bear interest and is due on demand. We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same as the seller’s cost in these assets, and was approximately the same amount we would have had to pay to purchase similar assets from a third party.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our Common Stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time. In addition, the 8% Notes we issued in the June Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, contain restrictive covenants on our payment of dividends, as further described in “- Liquidity and Capital Resources - Promissory Notes” above.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of September 30, 2008, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$1,585,311	$1,585,311
Operating leases	$29,052	$29,052	—	—	—
Total:	$1,614,363	$1,614,363	—	—	—

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

Use of estimates

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

Significant estimates and assumptions by management including, among others, values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates

Cash and cash equivalents

We consider all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. Substantially all of our cash is held in bank accounts in The Peoples Republic of China and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2008, no U.S. balances are in excess of insured amounts.

Construction-in-Progress

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

Foreign Currency

Our principal country of operations is The People’s Republic of China. Our financial position and results of operations are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $171,146 and $1,078,852, for the three and nine months ended September 30, 2008, respectively. Translation adjustments totaled $109,072 and $212,472 for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008 and 2007, the exchange rate was 6.8485 Yuan and 7.3 Yuan per U.S. Dollar, respectively.

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

As of September 30, 2008, we had no sales or contracts that included multiple deliverables that would fall under the scope of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

Shipping and handling costs

Shipping and handling costs are billed to the customer in sales transactions and are reported in sales. Costs incurred by us for shipping and handling are included in costs of goods sold.

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

Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which we operate after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

We account for income tax under the provisions of SFAS 109 Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financials statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We do not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday our subsidiary has been receiving expires. We do not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

We do not accrue United States income tax on unremitted earnings from foreign operations, as it is our intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the “Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises” promulgated by the State Council, which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, The People’s Republic of China enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity

In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we account for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of September 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management adopted this Statement on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS 161.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect SFAS 162 to have a material impact on its future consolidated results of operations or its financial position.

In June 2008, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. The EITF reached a consensus on Issue No. 08-4, which provides such guidance and requires that (1) conforming changes made to Issue No. 98-5 resulting from Issue No. 00-27 and SFAS No. 150 be effective for financial statements of fiscal years ending after December 15, 2008, with early application allowed, and (2) the effect of applying the conforming changes be presented retrospectively (with the cumulative effect of the change reported in retained earnings as of the beginning of the first period presented). We are currently assessing the impact of EITF Issue 08-4.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. In EITF Issue 07-5, the EITF reached the consensus that evaluation of whether an equity-linked financial instrument (or embedded feature) is indexed to the company's own stock should be based on a two-step approach. Under the two-step approach, an equity-linked financial instrument (or embedded feature) is not deemed indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency (but the determination of whether the instrument is indexed to the company's own stock is not affected by the currency in which the underlying shares are traded). Also, market-based employee stock valuation instruments are not considered to be indexed to the entity's own stock (presumably because they are influenced by, among other factors, employee behavior, which is not an input used to estimate the fair value of the forward contract or option). An exercise contingency is a provision entitling the entity (or the counterparty) to exercise an equity-linked financial instrument or embedded feature based on changes in an underlying, which includes the occurrence (or nonoccurrence) of a specified event. Provisions that accelerate the timing of the entity's (or counterparty's) ability to exercise an instrument or that extend the length of time that an instrument is exercisable are exercise contingencies. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact of EITF 07-5.

In July 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Unvested Share-Based Awards as Participating Securities for EPS Purposes (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 clarifies the circumstances under which unvested share-based payment awards should be considered participating securities for purposes of determining basic earnings per share (EPS). FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (and for interim periods within such years). We are currently assessing the impact of FSP No. FAS 157-3.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3 , Determining the Fair Value of a Financial Asset in a Market That Is Not Active. The FSP amends Statement of Financial Accounting Standards (SFAS) No. 157 , Fair Value Measurements, by clarifying the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, the FSP clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. FAS 157-3 is effective immediately and applies as well to prior periods for which financial statements have not been issued. We are currently assessing the impact of FSP No. FAS 157-3.

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

In connection with the audit of the fiscal year ended December 31, 2007, Windes & McClaughry Accountancy Corporation (“Windes”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a material weakness is a significant deficiency, or combination of significant deficiencies, that, in Windes’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by Windes were as follows:

•	Improper treatment of the effects of exchange rate changes on cash balances held in foreign currencies in the 2006 statement of cash flows; and

•	Inadequate or incomplete review and analysis of certain contractual and other liabilities.

Our management has discussed these material weaknesses with our board of directors and has engaged in remediation efforts to ensure that the significant deficiencies do not reoccur, including:

•	Hiring of outside consultants to assist with the preparation of our financial statements; and

•	Implementation of review and analysis processes for all significant contractual and other liabilities.

In addition, we are in the process of implementing a new revenue accounting system, which we recently purchased, that we believe will enable us to record and report revenue as required to support our preparation of timely and accurate financial statements.

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

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business. In particular, we will incur significant expenses in implementing a new revenue accounting system, including software license fees as well as fees of third-party consultants and employment-related expenses attributable to additional internal staffing. We are currently unable to estimate with reasonable certainty the anticipated costs associated with our remediation efforts.

Our failure to remediate the material weakness identified as of December 31, 2007, or the identification in the future of other material weaknesses in our internal control over financial reporting may adversely affect our ability to report financial information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis and, in particular, may impair our ability to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 or otherwise to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with SEC requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not consummate any unregistered sales of equity securities, except as follows:

Sales of Notes and Warrants

On November 10, 2008, we sold to one “accredited investor” (the “Purchaser”) for a purchase price of $500,000, a 10% promissory note (the “10% Note”) in the principal amount of $500,000, and warrants to purchase 50,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “November Warrants”) (the “November Note Offering”). The rights and obligations under the 10% Note are further described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Promissory Notes” above. The rights and obligations under the November Warrants are further described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Warrants” above.

In connection with the November Note Offering, we engaged a placement agent (the “Placement Agent”) to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the November Warrants.

We have granted the Purchaser and Placement Agent “piggyback” registration rights with respect to the shares of Common Stock underlying the warrants they received in connection with the November Note Offering.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, the we did not submit any matters to a vote of our security holders, except as follows:

Written Consent to Borrowing

Our outstanding 8% promissory notes (the “8% Notes”), in the aggregate principal amount of $2,250,000, contain a restrictive covenant requiring that, so long as we have any obligation under the 8% Notes, we need to obtain written consent of the holders (the “8% Note Holders”) to, among other things, incur any additional liability for borrowed money, with certain exceptions. Therefore, as of November 10, 2008, we obtained the written consent of both of the 8% Note Holders to sell and issue a 10% promissory note to one purchaser, in the principal amount of $500,000.

Reference is made to the disclosure set forth under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Sales of Notes and Warrants” above, which disclosure is incorporated herein by reference.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2008, or subsequent period through the date hereof, which was not so reported, except as follows:

Sale of Notes and Warrants

On November 10, 2008, we sold to one “accredited investor” (the “Purchaser”) for a purchase price of $500,000, a 10% promissory note (the “10% Note”) in the principal amount of $500,000, and warrants to purchase 50,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “November Warrants”) (the “November Note Offering”). The rights and obligations under the 10% Note are further described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Promissory Notes” above. The rights and obligations under the November Warrants are further described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Warrants” above.

In connection with the November Note Offering, we engaged a placement agent (the “Placement Agent”) to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the November Warrants.

We have granted the Purchaser and Placement Agent “piggyback” registration rights with respect to the shares of Common Stock underlying the warrants they received in connection with the November Note Offering.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of 10% Promissory Note — filed herewith

4.2	Form of Warrant — filed herewith

10.1	Form of Securities Purchase Agreement — filed herewith

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 — filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: November 14, 2008	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and
President

COMPANY NAME CORPORATION

Dated: November 14, 2008	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer and Secretary