Form 10KSB/A
period 2007-12-31
EMERALD DAIRY INC
filed 2009-01-16
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $20,134,690.  There are approximately 12,352,571 shares of Common Stock of the issuer not held by affiliates.  There has been no “public market” for the issuer’s Common Stock during the past five years.  Therefore, for the purposes of this calculation, the issuer has valued its shares of Common Stock at $1.63 per share, based upon the price per share at which it repurchased 1,944,444 shares of its common stock from two existing shareholders, on October 9, 2007 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reverse Merger, Private Placements and Related Transactions”).

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

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB (“10-KSB/A”) for the fiscal year ended December 31, 2007 of Emerald Dairy Inc. (as originally filed on April 15, 2008, the "Form 10-KSB") is being filed in response to comments from the Staff of the Securities and Exchange Commission (“Commission”).  The Form 10-KSB is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-KSB, and do not reflect events occurring after the filing of the Form 10-KSB. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Commission subsequent to the filing of the Form 10-KSB, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the Form 10-KSB filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

The Company has attached to this 10-KSB/A updated certifications executed as of the date of this Form 10-KSB/A by the principal executive officer and principal financial and accounting officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-KSB/A.

TABLE OF CONTENTS

- i -

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

PART I

Item 1.  Description of Business.

Company Background

Our predecessor filer was incorporated under the name Micro-Tech Identification Systems, Inc. (“Micro-Tech”) pursuant to the laws of the State of Nevada on September 24, 1986. Prior to the Reverse Merger described below, Micro-Tech was a “shell company,” as defined by Securities Act Rule 405, and its primary business operations involved seeking the acquisition of assets, property, or businesses that would be beneficial to it and its shareholders.

On October 9, 2007, American International Dairy Holding Co., Inc., a Nevada corporation (“AIDH”) became a wholly-owned subsidiary of Micro-Tech, when it merged with Micro-Tech’s wholly-owned subsidiary, which was organized for that purpose. Immediately following the Reverse Merger, Micro-Tech succeeded to the business of AIDH as its sole line of business, and changed its name to Amnutria Dairy Inc.  On January 25, 2008, we changed our name to Emerald Dairy Inc.

AIDH was organized pursuant to the laws of the State of Nevada on April 18, 2005, for the purpose of acquiring the stock of Heilongjiang Xing An Ling Dairy, Co. Limited.  On May 30, 2005, AIDH acquired Heilongjiang Xing An Ling Dairy Co. Limited (“XAL”), a corporation formed on September 8, 2003 in Heilongjiang Providence, PRC. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

Prior to September 23, 2006 XAL owned approximately 57.7% of Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company (“LvBao”), with the remaining balance being held by AIDH’s sole shareholder. On September 23, 2006, the remaining 42.3% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heilongjiang Xing An Ling Dairy Co. Limited (“XAL”), which handles our promotion, sales and administrative functions; and

•	Heilongjiang Be’ian Nongken Changxing Lvbao Dairy Limited Liability Company (“Lvbao”), which handles production of our products in Be’ian City, Heilongjiang Province, PRC; and

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

Products

We are a producer of milk powder, soybean powder and rice power in the PRC.  Through our network of over 600 salespeople, our products are distributed throughout 20 provinces in Mainland China, and sold in over 5,600 retail outlets.

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

Supply

Our production is based in farms along the Bei’an long river in Heilongjiang, located in southwest of Xiaoing’anling, 47 degrees north latitude. The land sits on one of the only three black plates in the world, giving it the unique soil, vegetation, climate and ecological environment best for the growth of the quality cows.  As a result, it is recognized as one of the premium cow raising belts internationally.  Bei’an’s grassland area amounts to 285 acres, raising more than 24,000 cows, with the milk production of 72,000 tons annually. The local government plans to increase the cows in stock to 40,000 in three years when the capacity could reach 144,000 tons. By using such high-quality fresh milk as a raw material, we could maintain its product as a natural, clean and green food.

We have signed contracts with over 1,000 local farmers, giving us access to the milk of approximately 18,000 cows. Pursuant to the standard  raw milk purchase agreements we enter into with local farmers:

•	The term of raw milk purchase agreements is one year.

•	Farmers have the option to discontinue the agreements any time during the one-year term by giving one-week notice.

•	We are obligated to purchase from farmers the whole raw milk meeting certain quality standards.

•	The purchase price of raw milk is $0.17 per lb., which fluctuates depending on the market price of raw milk.

•	If there is a change in price, we must notify farmers within one week.

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

Railway transportation is also a major means for the distribution of our products. It is usually used when the products need to travel a long distance, because of the relatively low cost.  However, its speed is slower than that of the trucks, since the products first need to get to Bei’an Station, before being distributed to their ultimate destination.

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

China’s population of 1.3 billion offers a huge market for the developing dairy industry. The dairy industry is increasing much faster than the growth of China’s gross domestic product (GDP).  Last year, according to the statistics from the FAO, total Chinese milk production was the 7th largest in the world. It is widely predicted that the diary industry will continue at a growth rate of 15% per year. The “11th Five Years Plan” urged that the average annual dairy consumption should reach 10kg per person and should reach 16kg in 2015.

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

On average, about 15 million infants are born in China each year. Each 0 - 6 month old baby will need 27.2 kg milk powder, for an annual total demand of 90,000 tons. Each 6 - 12 month old baby will need 31 kg milk powder, for an annual total demand of 110,000 tons. But the supply is just 80,000 - 100,000 tons, leaving much room for growth.  The infant dairy market in China is growing by 17% annually, and has surpassed Japan, becoming the second largest infant formula dairy market in the world, behind the U.S.

Company Strategy

In order to benefit from the market opportunities presented above, we plan to effect the following strategies:

Production Strategy

Through a combination of internal growth in production capacity and strategic acquisitions we believe we will be capable of producing 20,000 - 35,000 tons of milk powder annually.  Our growth strategy for the next three years will be primarily focused on internal growth by expanding production capacity and strengthening sales efforts.  As a step toward implementing this strategy, management has decided to build a new facility with annual production capacity of 9,000 tons of milk power in fiscal 2008, which we expect will start production in the second quarter of fiscal 2009. We plan to raise the funds needed for the new facilities from the capital market through private or public equity and/or debt offerings.

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

Price

There is an interesting phenomenon in the Chinese dairy market where similar products are sold at widely different prices. The gap between prices could be 10 times.  At present, the consumers who have the highest income choose the high-end brand from foreign companies, such as NESTLE, Meadjohnson, and Dumex. Those who earn less choose brands such as Shengyuan and Nanshan. Historically, our products were not as popular because they were less expensive than similar products. To address this, our new products are aimed at middle-end and high-end infant milk powder market.

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

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to traditional business model, where a wholesale is used.  The reason for this is that each of our sales people can cover only so many retail outlets and, therefore, we have to employ more sales people to achieve the same sales volume. On the other hand, by skipping the middle man, we can sell products at a higher margin at retail, since it does not have to sell to the wholesaler at a reduced price.  Ultimately, this creates better profit margins for us.  In addition, our sales people know the customers, so they obtain better information on sales, demand, etc. We will continue to use our current business model of selling directly to the retail outlets, without use of a wholesaler, for the foreseeable future.

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

Our English-language website is located at www.emeralddairy.com.  We expect the English-language website to go live in Spring 2008.  The website includes a link to our Chinese-language website.

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

Our competitors are divided into three major categories:

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

Product Exemption from Quality Surveillance Inspection	State General Administration of Quality Supervision and Inspection and Quarantine of the People's Republic of China	December 2005 - December 2008*
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

* Our Product Exemption from Quality Surveillance Inspection License will expire in December 2008.  The State General Administration of Quality Supervision and Inspection and Quarantine of the PRC will inspect the quality of our production process in 2009.  Depending on the results of this inspection, the State General Administration will either (i) grant us another three-year inspection waiver, or (ii) advise us of material deficiencies it has discovered and schedule another inspection for 2010.  We expect that we will pass the inspection. If we do not, we will have an opportunity to cure any deficiencies prior to the follow up inspection that would have been scheduled for 2010.  While this process in underway, we will be permitted to continue with our operations.

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

We market our products in China.  Dairy product consumption in China has historically been lower than in many other countries in the world.  Growing interest in milk products in China is a relatively recent phenomenon which makes the market for our products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of our products in particular.  There is substantial risk that the market may not accept or be receptive to our products.  Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing.  Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit our revenues and profitability.

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

•
environmental factors: the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, and, therefore, if environmental factors cause the quality of nourishment to decline, milk production could decline and we may have difficulty finding sufficient raw milk; and

•
governmental agricultural and environmental policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of individual dairy farms, and the numbers of dairy cows and quantities of milk they are able to produce.

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

We face the potential risk of product liability associated with food products; Lack of general liability insurance exposes us to liability risks in the event of litigation against us.

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

We do not have any independent directors serving on our board of directors, which could present the potential for conflicts of interest and prevent us from moving to a national securities exchange.

We currently do not have any independent directors serving on our board of directors and we cannot guarantee that our board of directors will have any independent directors in the future. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.

In addition, since none of the directors currently on our board of would qualify as an independent director under the rules of the American Stock Exchange, the New York Stock Exchange, or The Nasdaq Stock Market, we would fail to satisfy the necessary initial listing requirements for any of these national securities exchanges.  Therefore, until we appoint a majority of independent directors to our board we will continue to be listed on the OTCBB, which might make our Common Stock less attractive to potential investors.

Our management has identified a material weakness in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

As further described in “Controls and Procedures,” management has identified a material weakness in our internal control over financial reporting.  A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are in the process of implementing initiatives aimed at addressing this material weakness, these initiatives may not remediate the identified material weakness.  Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we will have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place might entail substantial costs, may take a significant period of time, and may distract our officers and employees from the operation of our business, which could adversely affect our operating results and our ability to operate our business.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We became a public company on October 2007, by virtue of a reverse merger transaction.  As a public company, we need to document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors. Both the Company and its independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement.

Implementing any appropriate changes to our internal controls might entail substantial costs in order to add personnel and modify our existing accounting systems, take a significant period of time to complete, and distract our officers and employees from the operation of our business.  These changes might not, however, be effective in maintaining the adequacy of our internal controls, and could adversely affect our operating results and our ability to operate our business.

Our failure to timely satisfy certain registration requirements has caused us to incur substantial liquidated damages, which may negatively affect our financial condition and results of operations.

In connection with the October Offerings, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reverse Merger, Private Placements and Related Transactions”, we entered into Registration Rights Agreements.  Pursuant to the Registration Rights Agreements, are required to pay liquidated damages to the holders of the securities purchased in the October Offerings, if we fail to satisfy certain registration requirements, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Registration Rights and Liquidated Damages.”  We have not yet been able to satisfy these registration requirements.  Therefore, we are accruing $4,500 per day in liquidated damages until such time as the registration requirements have been satisfied.  As of December 31, 2007, there were accrued liquidated damages of $215,299.  We have not yet paid any of the liquidated damages, which are payable in cash or shares of our common stock, or a combination thereof, at our sole discretion.  If we are unable to satisfy our registration requirements, our financial condition and results of operation will be negatively effected.

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

Most of our officers and directors reside outside of the United States. As a result, it will be difficult, if not impossible, to acquire jurisdiction over those persons in a lawsuit against any of them, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

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

On October 9, 2007, American International Dairy Holding Co., Inc. (“AIDH”), a Nevada corporation and parent company of the Chinese corporations through which we do all of our business, became a subsidiary through a Reverse Merger, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reverse Merger, Private Placements and Related Transactions.

Based on our understanding of current PRC Laws, we believe that the New M&A Rule does not require us or our Chinese shareholders or our entities in China to obtain the CSRC approval in connection with the Reverse Merger because AIDH completed the approval procedures of the acquisition of a majority equity interest in its PRC subsidiary before September 8, 2006 when the New M&A Rule became effective.

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

The functional currency of our operations in China is “Renminbi,” or “RMB.” However, results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results.  We currently do not use hedging techniques, and even if in the future we do, we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits to decline, which, in turn, may cause our stock prices, to decline.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

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

Penalties for non-compliance which may be issued by SAFE can impact the PRC resident investors as well as the onshore subsidiary. However, certain matters related to implementation of Circular No. 75 remain unclear or untested. As a result, we may be impacted by potential penalties which may be issued by SAFE. For instance, remedial action for violation of the SAFE requirements may be to restrict the ability of our Chinese subsidiaries to repatriate and distribute its profits to us in the United States. The results of non-compliance are uncertain, and penalties and other remedial measures may have a material adverse impact upon our financial condition and results of operations.

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

There may be risks associated with our becoming public through a “reverse merger.”  Because of our reverse merger, we could be exposed to undisclosed liabilities resulting from our operations prior to the merger and we could incur losses, damages or other costs as a result.  In addition, securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. Brokerage firms may not want to conduct any secondary offerings on our behalf in the future.

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

The market price for our stock after the Reverse Merger may become volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Reverse Merger may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of technological innovations or new products or services by us or our competitors;

•	reductions in the market share of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	volatility in our results of operations;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

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

A substantial number of shares of our Common Stock are issuable upon exercise of outstanding warrants, the exercise of which will substantially reduce the percentage ownership of holders of our currently outstanding shares of Common Stock, and the sale of which may cause a decline in the price at which shares of our Common Stock can be sold.

In October 2007, we conducted private offerings of units of our securities, each unit consisting of one share of our Common Stock, one Class A Warrant and one Class B Warrant (the “Offerings”).  Since, at that time, there was no “public market” for our Common Stock, we valued our shares of Common Stock at $1.63 per share, based upon the price per share at which we repurchased 1,944,444 shares from two existing shareholders on October 9, 2007 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reverse Merger, Private Placements and Related Transactions”).  In connection with the Offerings, we issued warrants to purchase an aggregate of 7,988,870 shares of Common Stock, of which (i) 373,334 are exercisable at a price of $0.94 per share; (ii) 1,333,333 are exercisable at a price of $1.50 per share; (iii) 1,374,230 are exercisable at a price of $2.04 per share; and (iv) 4,907,973 are exercisable at a price of $3.26 per share.  The issuance of additional shares of Common Stock upon exercise of our outstanding warrants will substantially reduce the percentage equity ownership of holders of shares of our Common Stock.  In addition, if a market should develop in our Common Stock, the exercise of a significant number of warrants, and subsequent sale of shares of Common Stock received upon such exercise, could cause a sharp decline in the market price of our Common Stock.

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

We are a party to Put/Call Agreements with two (2) of our shareholders (the “Put/Call Shareholders”). The Put/Call Agreements grant us the right to repurchase 1,944,444 shares of Common Stock if the shares are eligible for resale under an effective registration statement (“Registration Statement”) or under Rule 144(k) under the Securities Act (the “Call Option”).  It also grants the Put/Call Shareholders the right  to cause us to repurchase those shares at $1.63 per share if:

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

Item 2.  Description of Property.

Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.

We have two manufacturing facilities, which are located in Heilongjiang province, the PRC. The main production facility occupies 38,600 square meters of land and the facility has 4,600 square meters for production. The second facility has 13,000 square meters of land and the facility has 3,400 square meters for production.  Currently there are three production lines with daily capacity to process 200 tons of fresh milk.

We also have sales offices in each of the twenty provinces in the PRC in which our products are sold.  All leases are on an annual basis and commence on January 1, of each year.

For the years ended December 31, 2007 and 2006, we incurred aggregate rental expenses of $85,163 and $78,945, respectively.  As of December 31, 2007, we had outstanding lease commitments totaling $123,715, all of which were due within the next year.

In the opinion of our management, each of our properties is adequately covered by insurance.

Our management has determined to build a new facility with annual production capacity of 9,000 tons of milk power in fiscal 2008, which it expects will start production in the second quarter of fiscal 2009.  We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General.”).

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

Recent Sales of Unregistered Securities

The following is a list of securities we have sold or issued during the past three years. We believe that each of these transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the sale of these securities, except as otherwise noted.

Sales by American International Dairy Holding Co., Inc.

On April 18, 2007, American International Dairy Holding Co., Inc. (“AIDH”), entered into an Equity Investment Agreement with Carret China Opportunity Investment Co. (“Carret”), pursuant to which AIDH sold Carret 3,809,524 shares of its capital stock for an aggregate purchase price of $2,000,000.

Sales by Micro-Tech Identification Systems, Inc.

Acquisition of Majority of Shares by Tryant, LLC

In May of 2005, Micro-Tech entered into Letter Agreements with each member of the Board of Directors, with respect to their termination and Micro-Tech’s repurchase of their shares.  The former president received $30,000 in cash for the cancellation of his 1,437,919 shares of Micro-Tech’s stock along with his resignation as director of the Board. Agreements were made with the other members of the Board in which their 1,732,657 shares of Micro-Tech’s stock were cancelled and they resigned from the Board.  In return these members were re-issued 85,000 shares of Micro-Tech’s stock.  Along with these agreements, another individual was designated as a new director of the Board and was issued 125,000 shares of common stock for $15,000 in cash.

The Tryant Shares

As of June 25, 2007, Tryant, LLC (“Tryant”) loaned our predecessor filer, Micro-Tech Identification Systems, Inc. (“Micro-Tech”) an aggregate of $38,434 in order to pay ongoing expenses to keep Micro-Tech current with its SEC filings. The loan was payable upon demand.  Jeff Jenson was the managing member of Tryant, which, at the time, was Micro-Tech’s majority shareholder.  On August 30, 2007, Tryant agreed to convert $12,971 of the loan into 518,856 “restricted’ shares (the “Tryant Shares”) of Micro-Tech’s common stock.  Given that there was no trading in Micro-Tech’s common stock and no bid price, Micro-Tech’s board of directors determined that, at that time, the fair value of a share of it’s common stock was $0.025. Following the issuance of the above shares, Tryant owned 643,856 shares of Common Stock of Micro-Tech, representing 92.72% of the total issued and outstanding shares.

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

These shares were then reissued as follows:

Name	Number of Shares
Leonard W. Burningham	103,308
John V. Winfield	64,388
Rick Krietmeier	57,949
Andrew Chudd	5,000
Total:	230,645

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

Sales by Emerald Dairy Inc. f/k/a Amnutria Dairy Inc.

The Reverse Merger

On October 9, 2007, we entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with AIDH Acquisition, Inc., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), Tryant, and American International Holding Co., Inc., a privately-held Nevada corporation (“AIDH”), pursuant to which, as of such date, Acquisition Sub was merged with and into AIDH, and AIDH became our wholly-owned subsidiary. Upon consummation of the Reverse Merger, each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Reverse Merger was converted into the right to receive 1.020833 shares of our Common Stock. As a result, we issued an aggregate of 24,305,546 shares of our Common Stock to the holders of AIDH’s capital stock.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The First Offering

On October 9, 2007, we sold to one purchaser (the “Investor”) 1,333,333 units of our securities, consisting of: (i) 1,333,333 shares of Common Stock, (ii) three-year warrants to purchase 266,667 additional shares of Common Stock, at an exercise price of $0.94 per share (“Warrant No. W-1”), and (iii) two-year warrants to purchase 1,333,333 additional shares of Common Stock, at an exercise price of $1.50 per share (“Warrant No. W-2,” and together with Warrant No. W-1, the “Investor Warrants”), for an aggregate purchase price of $1,000,000 (the “First Offering”).

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

Pursuant to the Registration Rights Agreements, we will be required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Purchased Shares, Investor Warrants, or the Common Stock issued upon exercise of the Investor Warrants (collectively, the “Securities”) if (i) we fail to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) we fail to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) we fail to respond to the Commission within ten (10) business days of our receipt of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if we suspend the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if we suspend in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders us unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for the Securities offered for each thirty (30) day period during which a registration default is continuing; provided, however, that (i) we shall not be liable for liquidated damages with respect to any warrants or shares of common stock underlying the warrants, and (ii) in no event will we be liable for liquidated damages in excess of 1.5% of the aggregate purchase price of the securities purchased in the October Offerings in any 30 day period, and (iii) the maximum aggregate liquidated damages payable to any purchaser in the October Offerings shall be 20% of the aggregate purchase price paid by such purchaser.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, we are entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

We are accruing $4,500 per day in liquidated damages with a maximum liability of $1,800,000.  As of December 31, 2007, there were accrued liquidated damages of $215,299.  We have not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of our common stock, or a combination thereof, at our sole discretion.  We plan to approach our investors to discuss the negative affect the liquidated damages are having on our financial statements and to request waivers.  We have no way of knowing at this point how many investors will agree to waive the liquidated damages, if any.  We do not expect to pay any consideration to obtain the waivers.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The Second Offering

On October 9, 2007, we sold to certain accredited investors (the “Initial Purchasers”) 2,061,227 units of our securities, consisting of (i) 2,061,227 shares of Common Stock, (ii) three-year warrants to purchase 412,245 additional shares of Common Stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii)  two-year warrants to purchase 2,061,227 additional shares of Common Stock, at an exercise price of $3.26 per share (the “Class B Warrants”) for an aggregate purchase price of $3,359,800 (the “Initial Closing of the Second Offering”).

On October 19, 2007, we sold to certain additional accredited investors (the “Additional Purchasers”) 2,846,746 units of our securities, consisting of (i) 2,846,746 shares of Common Stock, (ii) 569,346 additional Class A Warrants, and (iii) 2,846,746 additional Class B Warrants, for an aggregate purchase price of $4,640,200 (the “Additional Closing of the Second Offering,” and, together with Initial Closing of the Second Offering, the “Second Offering”).

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

In connection with the First Offering and the Second Offering:

•
We entered into a Placement Agent Agreement with Legend Merchant Group, Inc. (“Legend”), pursuant to which (i) Legend was paid a fee of $384,000, and (ii) Legend and its designees were granted three-year warrants (the “Legend Warrants”) to purchase an aggregate of 235,583 shares of our Common Stock at an exercise price of $2.04 per share.  The terms and conditions of the Legend Warrants are identical to the those of the Class A Warrants.

•
We entered into a Placement Agent Agreement and Finder’s Fee Agreement, respectively, with WestPark Capital, Inc. (“WestPark”), pursuant to which (i) WestPark was paid a fee of $124,452, in the aggregate, and (ii) WestPark and its designees were granted three-year warrants (the “WestPark Warrants”) to purchase an aggregate of 88,344 shares of our Common Stock at an exercise price of $2.04 per share.  The terms and conditions of the WestPark Warrants are identical to the those of the Class A Warrants.

•
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

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 96%, 2% and 2% of our sales, respectively. Through our network of over 600 salespeople, our products are distributed throughout 20 provinces in the PRC, and sold in over 5,600 retail outlets.

Our products are marketed under two brand names:

•	“Xing An Ling,” which is designed for low-end customers; and

•	“Yi Bai,” which is designed for middle and high-end customers.

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production.  The dairy market today in China is over $13.0 billion and is expected to grow at a rate of 15% per year for the foreseeable future. We focus on the infant formula segment of the market, which is expected to grow even faster, at a rate of approximately 17% through 2010.  Currently, it is estimated that demand for infant formula in China outstrips supply by at least 2-to-1.

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

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heilongjiang Xing An Ling Dairy Co. Limited (“XAL”), which handles our promotion, sales and administrative functions; and

•	Heilongjiang Be’ian Nongken Changxing Lvbao Dairy Limited Liability Company (“Lvbao”), which handles production of our products in Be’ian City, Heilongjiang Province, PRC

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

Simultaneously with the Reverse Merger, we sold 1,333,333 units of our securities to John V. Winfield, consisting of: (i) 1,333,333 shares of our common stock, $.001 par value per share (“Common Stock”), (ii) warrants to purchase 266,667 shares of our Common Stock, at an exercise price of $0.94 per share (“Warrant W-1”), and (iii) warrants to purchase 1,333,333 shares of our Common Stock, at an exercise price of $1.50 per share (“Warrant W-2”), for an aggregate purchase price of $1,000,000 (the “First Offering”).  In addition, we sold 2,061,227 units of our securities to certain additional “accredited investors” (the “Initial Purchasers”), consisting of (i) 2,061,227 shares of our Common Stock, (ii) warrants to purchase 412,245 of our Common Stock at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) warrants to purchase 2,061,227 of our common stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”).  The rights and obligations under Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants are further described in “— Liquidity and Capital Resources — Warrants” below.

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

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with each of Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders).  Pursuant to the Put/Call Agreements we have the right to repurchase an aggregate of 1,944,444 shares of our Common Stock from the Put/Call Shareholders under certain circumstances.  In addition, the Put/Call Shareholders have the right to cause us to repurchase such shares at $1.63 per share if certain events occur.  The Put/Call Agreements are further described in “— Liquidity and Capital Resources — Put/Call Agreements” below.

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

Industry Growth

The dairy market today in China is over $13.0 billion.  According to the website of China National Bureau of Statistics, between 2000 to 2005 the dairy industry in China experienced an average growth of 16% per year.  English-language copies of the reports of the China National Bureau of Statistics are available on its website, free of charge, at www.stats.gov.cn/english.  The dairy industry in China is projected to grow at rate of 15% per year from 2006 to 2012, to reach $32 billion by 2012.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in China outstrips supply by at least 2-to-1. Production capacity has been the bottle neck for our growth in recent years because production has not been able to keep up with demand. Management has determined to build a new production facility with annual production capacity of 9,000 tons of milk powder, which is expected to start production in 2009. We expect that this increase in production capacity of approximately 130% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.  Management will need to raise $10 million - $15 million to fund the construction of new production facility.  We have no commitments for financing we may need to complete the construction of our new processing facility.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The following summarizes changes in our operations for the fiscal years ended periods ended December 31, 2007 and 2006. Net income increased by approximately $0.9 million, or approximately 33.3%, from approximately $2.7 million in the fiscal year ended December 31, 2006 to approximately $3.6 million for the fiscal year ended December 31, 2007. This increase in net income is attributable to the increase in sales of approximately $10.8 million, partially offset by increases in cost of goods sold of approximately $7.0 million and total operating expenses of approximately $2.9 million.

Sales and Cost of Goods Sold

	For the Fiscal Years Ended December 31,
	2007	2006

Sales	$29,618,008	$18,816,499
Cost of Goods Sold	19,064,905	12,102,136
Gross Profit	$10,553,103	$6,714,363

Sales. Sales volume increased by 2,469 metric tons or 45.2%, period on period to 7,930 metric tons for the fiscal year ended December 31, 2007 from 5,461 metric tons for the fiscal year ended December 31, 2006.  As a result, sales revenues increased by $10,801,509, or 57.4%, from $18,816,499 in the fiscal year ended December 31, 2006 to $29,618,008 for the fiscal year ended December 31, 2007. This increase was due to the following factors:

•	We expanded the market areas in the twenty provinces in which we sell our products and our products are now sold in over 5,600 retail outlets;

•	Our products became increasing popular in mainland China due to our continued sales and marketing efforts; and

•
We raised the price of our products during the fiscal year ended December 31, 2007, resulting in an increase of the average selling price for all by products of $290 per metric ton or 8.4% over fiscal year 2006.

Sales by product line.  A break-down of our sales by product line for the years ended December 31, 2007 and 2006 is as follows:

	Fiscal Year Ended December 31,
	2007			2006			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	5,245	22,821,548	77.0	3,965	15,191,073	80.7	1,280
Rice powder	200	985,746	3.3	137	323,617	1.7	63
Soybean powder	404	641,053	2.2	224	627,187	3.4	180
Subcontracting	2,081	5,169,661	17.5	1,135	2,674,622 1	14.2	946
Total	7,930	29,618,008	100.0	5,461	18,816,499	100.0	2,469

There were various changes to the break-down of sales among our product lines over the fiscal year ended December 31, 2007 as we increased production in all lines but attempted to adjust our sales mix to higher margin products.  Soybean powder only accounted for 2.2% of our sales mix for the fiscal year 2007 at an average selling price of $1,587 per metric ton as compared to 3.4% of our sales mix in fiscal year 2006 at an average selling price of $2,800 per metric ton.  Milk powder accounted for 77% of fiscal year 2007 sales mix at an average selling price of $4,351 per metric ton as compared to 80.7% of fiscal year 2006 at an average selling price of $3,831 per metric ton. We increased our subcontract production during fiscal year 2007 to 17.5% of the sales mix at an average selling price of $2,484 per metric ton as compared to 14.2% of the sales mix in fiscal year 2006 at an average sales price of $2,356 per metric ton.

A breakdown of our average selling price by product line for the years ended December 31, 2007 and 2006 is as follows:

	Fiscal Year Ended December 31,
Average selling prices	2007	2006	Variance
	$	$	$	%
Milk powder	4,351	3,831	520	13.6
Rice powder	4,929	2,362	2,567	108.7
Soybean powder	1,587	2,800	(1,213)	(43.3)
Subcontracting	2,484	2,356	128	5.4
Total	3,735	3,446	289	8.4

Cost of Goods Sold.  Cost of goods sold increased by $6,962,769, or 57.5%, from $12,102,136 in the fiscal year ended December 31, 2006 to $19,064,905 for the fiscal year ended December 31, 2007. This increase was directly related to an increase in sales during fiscal year of 57.5%. Overall our cost per metric ton increased by $188, or 8.5% to $2,404 per metric ton in the fiscal year ended December 31, 2007 as compared to $2,216 per metric ton in fiscal year ended December 31, 2006.

A breakdown of cost of sales by product line for the years ended December 31, 2007 and 2006 is as follows:

	Fiscal Year Ended December 31,
	2007	2006	Variance
	$	$	$	%
Cost of sales
Milk powder	13,909,783	9,391,933	4,517,850	48.1
Rice powder	399,497	458,061	(58,564)	(12.8)
Soybean powder	419,621	284,247	135,374	47.6
Subcontracting	4,336,004	1,967,895	2,368,109	120.3
	19,064,905	12,102,136	6,962,769	57.5

Cost per units sold(per ton)
Milk powder	2,652	2,368	284	12.0
Rice powder	1,997	3,344	(1,346)	(40.3)
Soybean powder	1,039	1,269	(230)	(18.1)
Subcontracting	2,084	1,734	350	20.2
Average cost per unit sold	2,404	2,216	188	8.5

Gross Profit. Gross profit was $10,553,103, or 35.6% of our sales for the fiscal year ended December 31, 2007, compared to gross profit of $6,714,363, or 35.7% for the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2007 our gross margin on rice powder increased 101% due to an increase in the average sales price of 108.7% from and a 40.3 % decrease in the cost per metric ton from the fiscal year ended December 31, 2006.  The gross margin for soybean powder declined 20.2% to 34.5% in fiscal year 2007 as compared to 54.7% in fiscal year 2006 due to decline in the average sales price of 43.3% in fiscal year 2007 as compared to fiscal year 2006.

A breakdown of gross margin by product line for the years December 31, 2007 and 2006 is as follows:

	Fiscal Year Ended December 31,
	2007		2006		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	8,911,766	39.0	5,799,140	38.2	0.8
Rice powder	586,248	59.5	(134,445)	(41.5)	101.0
Soybean powder	221,432	34.5	342,940	54.7	(20.2)
Subcontracting	833,657	16.1	706,727	1 26.4	(10.3)
Total	10,553,103	35.6	6,714,363	35.7	(0.1)

Operating Expenses

	For the Fiscal Years Ended December 31,
	2007	2006
Operating Expenses
Selling expenses	$5,331,489	$3,481,631
Administrative	1,492,642	458,870
Depreciation and amortization	51,066	37,915
Total operating expenses	$6,875,197	$3,978,416

Selling Expenses. Selling expenses overall increased by approximately $1.8 million, or approximately 51.4%, from approximately $3.5 million in fiscal year ended December 31, 2006 to approximately $5.3 million for the fiscal year ended December 31, 2007. The major factors in the increase in selling expenses are as follows:

•	Selling salaries increased by $408,888 or 43.4% to $1,350,434 in 2007 from 941,546 in 2006 as we added 97 employees to our sales staff.

•	Travelling expenses incurred by the sales staff increased by $304,742 or 78.8% to $691,541 in 2007 from $386,799 in 2006, this increase was also from the expansion of the sales network.

•	Transportation expenses increased by $227,718 or 61.3% to $599,290 in 2007 from $371,572 in 2006 as a result of shipping more product in 2007 as compared to 2006.

•	Sales staff office expenses increased by $100,574 or 67.2% to $250,224 in 2007 from $149,650 in 2006 as a result of the increase in the sales staff and network.

•	Shop management fees increased by $109,957 or 257.2% to $152,701 in 2007 from $42,744 in 2006 as we increased our sales network.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.  For a more complete discussion regarding the costs and profits of our retail sales model, see “Business — Company Strategy — Market Strategy — Sales Channel.”

Administrative Expenses. Administrative expenses increased by approximately $1.0 million, or approximately 200.0%, from approximately $0.5 million in fiscal year ended December 31, 2006 to approximately $1.5 for the fiscal year ended December 31, 2007. The major factors in the increase in administrative expenses are as follows:

•	Consultant expenses related to the reverse merger and acquisition of $450,000 in 2007 not incurred in 2006.

•	Liquidated damages incurred in 2007 of $215,299 from registration rights agreements not incurred in 2006.

•	Increase of administrative salaries of $76,657 or 74.3% to 179,876 in 2007 from $103,218 in 2006, as a result of our hiring of four additional administrative personnel during 2007.

•
Increase in entertainment expenses of $46,538 or 61.9% to $121,610 in 2007 from $75,071 in 2006 due to increased travel and entertainment by administrative personnel to develop financing and funding for the Company’s growth.

•
Increase of travel expenses of $18,596 or 19.4% to $114,231 in 2007 from $95,635 in 2006 due to the increase in travel by administrative personnel to develop financing and funding for the Company’s growth.

•	Increase of office expenses of $22,926 or 33.7% to $91,038 in 2007 from $68,112 in 2007 due to the increase in administrative personnel and increased costs.

Provision for Income Taxes

	For the Fiscal Years Ended December 31,
	2007	2006
Provision for Income Taxes
Current	$118,325	$39,349
Deferred	—	—
	$118,325	$39,349

Provision for Income Taxes. Income taxes increased by $78,976, or approximately 200.7%, from $39,349 in fiscal year ended December 31, 2006 to $118,325 for the fiscal year ended December 31, 2007. This increase was due to the increase in our pre-tax income.

Liquidity and Capital Resources

Uses of Capital

	For the Fiscal Years Ended December 31,
	2007 (Restated)	2006 (Restated)

Net cash provided by operating activities	$1,892,430	$845,911

Net cash used in investing activities	(3,404,751)	(460,598)

Net cash provided by (used in) financing activities	$7,119,077	$(121,364)

Net Cash Provided By Operating Activities.  For the fiscal year ended December 31, 2007, approximately $1.9 million was provided by operating activities, compared with approximately $0.8 million provided by operating activities for the fiscal year ended December 31, 2006. Our net cash flows provided from operating activities during 2007 were due to the following factors:

•	We paid out a deposit of $1,534,247 on a new advertising contract for 2008.

•	Trade accounts receivable increased by approximately $800,000 due to the increase level of sales during the year.

•	Advances to suppliers and other receivables increased by approximately $479,000 due the increase in the level of production during 2007.

•	We reduced inventory at December 31, 2007 by approximately $623,000 due to better management of the production process.

•	Accounts payable and accrued expenses increased by $205,515 at December 31, 2007 as compared to 2006 due increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the fiscal year ended December 31, 2007, we used approximately $3.4 million in investing activities, compared with approximately $0.5 million used in investing activities for the fiscal year ended December 31, 2006. The $3.4 million was a result of our purchase of approximately $1.7 million of new equipment necessary to keep up with our growth, a deposit of approximately $1.1 million for our purchase of a new office building and a deposit of approximately $0.5 million for the construction of a new production facility.

Net Cash Provided By (Used In) Financing Activities.  For the fiscal year ended December 31, 2007, approximately $7.1 million was provided by financing activities, compared with approximately $0.1 million used in financing activities for the fiscal year ended December 31, 2006. This increase in net cash from financing activities was due to net proceeds we received from sales of our securities.

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

Cash and cash equivalents at December 31, 2007 increased by 1,000%, to approximately $6.6 million, from approximately $0.6 million at December 31, 2007. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to implement our growth strategy.

Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts.  Management plans to achieve this strategy by increasing our production capacity, sales staff and advertising expenditures.

Management has determined to build a new production facility with annual production capacity of 9,000 tons of milk powder, which is expected to start production in 2009. We expect that this increase in production capacity of approximately 130% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.  Management will need to raise $10 million - $15 million to fund the construction of new production facility.

Historically we relied on investments by our Chief Executive Officer and shareholders, and bank loans, to meet our cash and capital expenditures. However, as the amount of capital expenditures increases, we will depend more on the capital markets to raise funds through private and public offerings of equity and/or debt.

In connection with the October Offerings, we received aggregate net proceeds of $4,395,104.  The net proceeds from the October Offerings have been used to repurchase 1,944,444 shares of our common stock from two existing stockholders and for expenses related to our Reverse Merger and October Offerings, and for general working capital to fund continuing operations.  The Reverse Merger and October Offerings are further described in “— Recent Developments — Reverse Merger, Private Placements and Related Transactions” above.

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

Another way we plan to grow our business in the future is through the introduction of a new organic product line.  Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd.  We plan to create and introduce an organic label product line beginning in the fourth quarter of fiscal 2008. Initially, we will need to test the market to determine demand for organic milk products.  Therefore, we do not expect to make any significant expenditures on our organic product line for the foreseeable future.

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

Registration Rights and Liquidated Damages

In connection with the October Offerings, as further described in “— Recent Developments — Reverse Merger, Private Placements and Related Transactions” above, we entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with Mr. Winfield, the Initial Purchasers and the Additional Purchasers (collectively, the “Investors”), pursuant to which we agreed that within thirty (30) business days of the respective closing date (the “Filing Date”), we would file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the October Offerings (the “Purchased Shares”), and (ii) the Common Stock issuable upon exercise of Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants (collectively (i), (ii), (iii) and (iv), the “Registrable Securities”). Further, we agreed to use our best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144.

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

As of December 31, 2007, there were accrued liquidated damages of $215,299.  We have not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of our common stock, or a combination thereof, at our sole discretion.  Additionally, we will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.  We plan to approach our investors to discuss the negative affect the liquidated damages are having on our financial statements and to request waivers.  We have no way of knowing at this point how many investors will agree to waive the liquidated damages, if any.  We do not expect to pay any consideration to obtain the waivers.

Share Repurchase and Put/Call Agreements

On October 9, 2007, we consummated the Repurchase Transaction with a shareholder, as further described in “— Recent Developments — Reverse Merger, Private Placements and Related Transactions” above.  We repurchased the Repurchased Shares, to reduce the overall dilution created by the October Offerings. The Repurchased Shares are currently being held in treasury.

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

Warrants

In connection with the October Offerings, as further described in “— Recent Developments — Reverse Merger, Private Placements and Related Transactions” above, we issued warrants to purchase an aggregate of 7,988,870 shares of Common Stock, of which (i) 373,334 are exercisable at a price of $0.94 per share; (ii) 1,333,333 are exercisable at a price of $1.50 per share; (iii) 1,374,230 are exercisable at a price of $2.04 per share; and (iv) 4,907,973 are exercisable at a price of $3.26 per share.

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

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in Risk Factors on page 12 for more information.

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

Purchase of Assets from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”), our wholly-owned subsidiary, purchased and received legal title to machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $183,516, which was still outstanding as of the date hereof.  The note does not bear interest and is due on demand.  Since the note does not have a set repayment date, interest is not being imputed on the principal amount outstanding under the note.  We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same amount we would have had to pay to purchase similar assets from a third party.

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

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account any salvage value as follows:

Buildings	30 years
Communication equipment, plant and machinery	10 - 30 years
Motor vehicles	10 years
Dairy cows	5 years
Furniture, Fixtures, and Equipment	5 - 10 years

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

Item 7.  Financial Statements.

Financial Statements for the years ended December 31, 2007 and 2006 (see pages F-1 through F- hereof).

EMERALD DAIRY INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

CONTENTS

Independent Auditors’ Report of Windes & McClaughry Accountancy Corporation	F-2

Independent Auditors’ Report of Murrell, Hall, McIntosh & Co., PLLP.	F-3

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated
Other Comprehensive Income	F-6

Consolidated Statements of Cash Flows	F-7

Footnotes to Consolidated Financial Statements	F-8 - F-33

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

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

Sales	$29,618,008	$18,816,499

Cost of Goods Sold	19,064,905	12,102,136

Gross Profit	10,553,103	6,714,363

Operating Expenses
Selling expenses	5,331,489	3,481,631
Administrative	1,492,642	458,870
Depreciation and amortization	51,066	37,915
Total operating expenses	6,875,197	3,978,416

Other Income (Expense)
Interest income	9,724	678
Interest expense	(19,167)	(4,651)
Total other income (expense)	(9,443)	(3,973)

Net Income Before Provision for Income Tax	3,668,463	2,731,974

Provision for Income Taxes
Current	118,325	39,349
Deferred	-	-
	118,325	39,349

Net Income	$3,550,138	$2,692,625

Basic Earnings Per Share	$0.15	$0.13

Basic Weighted Average Shares Outstanding	24,211,872	20,416,658

Diluted Earnings Per Share	$0.15	$0.13

Diluted Weighted Average Shares Outstanding	24,271,991	20,416,658

The Components of Other Comprehensive Income
Net Income	$3,550,138	$2,692,625
Foreign currency translation adjustment	962,241	218,014
Income tax related to other comprehensive income	(327,162)	(74,125)

Comprehensive Income	$4,185,217	$2,836,514

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

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
	(Restated)	(Restated)
Cash flows from operating activities
Net Income	$3,550,138	$2,692,625
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	203,669	163,447
Net change in assets and liabilities
Trade accounts receivable	(806,146)	(2,694,254)
Inventory	622,842	(806,386)
Advance to suppliers and other receivables	(478,594)	(64,825)
Deposits	(1,534,247)	-
Accounts payable and accrued expenses	205,515	1,382,312
Advances from employees	21,779	70,414
Taxes payable	107,474	102,578

Net cash provided by operating activities	1,892,430	845,911

Cash flows from investing activities
Deposit on purchase of fixed assets	(1,641,095)	-
Purchases of fixed assets and intangibles	(1,763,656)	(460,598)

Net cash used in investing activities	(3,404,751)	(460,598)

Cash flows from financing activities
Advances on notes payable	273,973	-
Sale of common stock	10,014,548	-
Repurchase of common stock	(3,169,444)	-
Payments on notes payable	-	(121,364)

Net cash provided by (used in) financing activities	7,119,077	(121,364)

Effect of exchange rate	313,011	58,621

Net increase in cash	5,919,767	322,570

Cash and cash equivalents at beginning of year	641,164	318,594

Cash and cash equivalents at end of year	$6,560,931	$641,164

Supplemental disclosure of cash flow information

Interest paid	$19,167	$4,651

Enterprise incomes taxes paid	$215,859	$-

Non-cash investing
On May 28, 2006, the Company purchased machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $196,526, which approximated historical cost of these assets. The note does not bear interest and is due on demand.  Since the note does not have a set repayment date, interest is not being imputed on the principal amount outstanding under the note.

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

On October 9, 2007, Emerald Dairy, Inc. (the Company) under its former name Micro-Tech Identification Systems, Inc., entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with AIDH Acquisition, Inc., a newly formed, wholly owned Nevada subsidiary of the Company (“Acquisition Sub”), Tryant, and American International Dairy Holding Co., Inc., a privately held Nevada corporation (“AIDH”). Upon consummation of the merger transaction contemplated under the Merger Agreement (the “Merger”), among other things:

·	Acquisition Sub merged with and into AIDH, and AIDH, as the surviving corporation, became a wholly owned subsidiary of the Company;

·
Each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1.020833 shares of the Company’s Common Stock (an aggregate of 24,305,546 shares of the Company’s Common Stock, par value $0.001 per share, were issued to the holders of AIDH’s capital stock);

·	AIDH’s officers and directors replaced the Company’s officers and directors as officers and directors for the Company; and

·	The Company succeeded to the business of AIDH as its sole line of business.

As a result of the transactions, there has been a change in control of the Company as the stockholders of AIDH became the majority stockholders of the Company.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, AIDH and its subsidiary are treated as the continuing entity for accounting purposes. Following the merger, Micro-Tech Identification Systems, Inc. filed a Certificate of Amendment and changed its name to Emerald Dairy, Inc. For comparative purposes, the common shares outstanding reported in the related financial statements have been retroactively applied to January 1, 2006 and consistently applied throughout all periods, to present the recapitalization and the related stock split.

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

American International Dairy Holdings, Inc., a Nevada corporation, was formed in 2005 for the purpose of acquiring the stock in Heilongjiang Xing An Ling Dairy, Co. On May 30, 2005, AIDH, pursuant to the Share Transfer Agreement acquired Heilongjiang Xing An Ling Dairy Co. Limited, (XAL) a corporation formed on September 8, 2003 in Heilongjiang Providence, The People’s Republic of China, (PRC). This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

1.	Description of Business (Continued)

XAL is a dairy company engaged in manufacturing of milk, soybean and rice powder. Through the Company’s network of over 600 salespeople, the Company’s products are distributed throughout 20 provinces in the People’s Republic of China, and sold in over 5,600 retail outlets.

Prior to September 23, 2006, XAL owned 57.69% of Heilongjiang Beian Nongken Changxing LvBao Dairy Limited Liability Company (“LvBao”) with the remaining balance being held by the Company’s sole shareholder. On September 23, 2006, the remaining 42.31% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes. LvBao was formed on January 20, 2000 and is engaged in manufacturing and sales of dairy products.

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (Continued)

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007 and 2006 the was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for 2007 and 2006, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets after taking into account any salvage value as follows:

Buildings	30 years
Communication equipment, plant and machinery	10 - 30 years
Motor vehicles	10 years
Dairy cows	5 years
Furniture, Fixtures, and Equipment	5 - 10 years

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (Continued)

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (Continued)

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (Continued)

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximate their fair values as of December 31, 2007 and 2006 because of the relatively short-term maturity of these instruments.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (Continued)

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (Continued)

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

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, $110,397 of U.S. cash balances are in excess of insured amounts.

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

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China. Therefore in accordance with Rule 504/4.08(e)(3) of Regulation S-X, the following are condensed parent company only financial statements for the year ended December 31, 2007:

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

2007
Current assets:
Cash	$826,191

Total current assets	-

Property and equipment, net	2,117

Investment in subsidiaries, reported on equity method	15,937,908

Total assets	$16,766,216

Current liabilities:
Accounts payable and accrued expenses	$215,299

Total current liabilities	-

Put/Call Liability	3,169,444
3,384,743

Stockholders' equity:
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2007
Common stock, $.001 par value; 100,000,000 shares
authorized; 31,241,276 shares issued and outstanding
December 31, 2007	31,241
Treasury stock (1,944,444 shares at December 31, 2007)	(1,944)
Additional paid-in capital	4,625,886
Accumulated other comprehensive income	892,755
Retained earnings	7,833,535
Total stockholders' equity	13,381,473
Total liabilities and stockholders' equity	$16,766,216

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

SALES	$—	$—
OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	695,431	—

Income from operations	(695,431)	—

OTHER INCOME (EXPENSE):
Interest income	3,695	—
Equity in earnings of unconsolidated
subsidiaries	4,498,813	2,692,625

INCOME BEFORE INCOME TAXES	3,807,077	2,692,625

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	—	—

NET INCOME	$3,807,077	$2,692,625

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,807,077	$2,692,625
Adjustments to reconcile net income to
operating activities -
Less : Equity in earnings of unconsolidated
subsidiaries	(4,498,813)	(2,692,625)
Change in accrued expenses	215,299	—
Net cash (used in) operating activities	(476,437)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	6,454,992	—
Net cash provided (used in) investing activities	(6,454,992	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	9,974,190	—
Repurchase of common stock	(3,169,444)	—
Net cash provided by financing activities	6,804,746	—

Effect of exchange rate change on cash and
cash equivalents	—	—

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	826,191	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$826,191	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

Emerald Dairy, Inc.
Notes to Condensed Parent Company Only Financial Statements

Note 1 - These condensed parent company only financial statements should be read in connection with the consolidated financial statements and notes thereto.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

5.	Inventory

As of December 31, 2007, inventory consists of the following:
2007
Raw materials	$634,018
Work-in-process	349,334
Finished goods	8,490
Repair parts	8,585
$1,000,427

6.	Advances to suppliers and other receivables

As of December 31, 2007, advances to suppliers and other receivables consist of the following:
2007
Advances to suppliers	$652,398
Other receivables	50,000
Advances to staff	18,924
Prepaid expenses	40,087
$761,409

7.	Deposits

As of December 31, 2007, deposits consist of the following:
2007
Deposit on building purchase	$1,101,370
Deposit on new facility site	539,725
Deposit on contract	1,534,247
$3,175,342

8.	Property, Plant, and Equipment

As of December 31, 2007, Property, Plant, and Equipment consist of the following:
2007
Building	$1,007,475
Plant and Machinery	2,512,451
Motor vehicles	459,547
Dairy cows	211,220
Office equipment	52,696
4,243,389
Less: accumulated depreciation	(923,308)
$3,320,081

For the years ended December 31, 2007 and 2006 depreciation expenses totaled $202,332 and $163,447, respectively, of which $152,549 and $125,532, respectively, were included as a component of cost of goods sold.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

9.	Intangible Assets

As of December 31, 2007, intangible assets consist of the following:

2007
Land use rights	$66,839
Patents	49,726
116,565
Less: accumulated amortization	(1,337)
$115,228

For the years ended December 31, 2007 and 2006, amortization expenses totaled $1,337 and none, respectively.

10.	Notes Payable

December 31, 2007
Bank loan dated January 10, 2007, due January 9, 2008 with a interest rate of 7.96%, interest to be paid monthly. This note was paid in full at maturity.	$273,973
$273,973

11.	Income Taxes

On May 30, 2005, American International Dairy Holdings, Inc. executed a Share Transfer Agreement with Heilongjiang Xing An Ling Dairy Co., Ltd., a corporation organized and existing under the laws of People’s Republic of China. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or software Development Company. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006 the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption will be reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise income tax of 33%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Year Ended December 31,
	2007	2006
U.S. Operations	$(832,000)	$-
Chinese Operations	4,500,000	2,732,000
	$3,668,000	$2,732,000

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

11.	Income Taxes (Continued)

The components of the provision for income taxes are approximately as follows:

	Year Ended December 31,
	2007	2006
Federal, State and Local	$-	$-
People’s Republic of China -Federal and Local	118,300	39,400
	$118,300	$39,400

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

The Company has a U.S. net operating loss carryforward of approximately $792,000 as of December 31, 2007 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of December 31, 2007.

The change in the valuation allowance as of December 31, 2007 and 2006 was $313,600 and none, respectively.

The effects of the tax exemption per share were as follows:

	Year Ended December 31,
	2007	2006
Tax savings	$1,464,300	$862,500
Benefit per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

11.	Income Taxes (Continued)

Had the tax exemption not been in place, the Company estimates the following pro forma financial statement impact.

	Year Ended December 31,
	2007	2006
Net income before tax provision, as reported	$3,668,000	$2,732,000
Less Tax provision not exempted	118,300	39,400
Less Tax provision exempted	1,464,300	862,500
Pro forma Net income	$2,085,400	$1,830,100

12.	Employee Retirement Benefits and Post Retirement Benefits

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

13.	Related-Party Transactions

On May 28, 2006, the Company purchased and received legal title to machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $196,526, which approximated historical cost of these assets. The note does not bear interest and is due on demand.  Since the note does not have a set repayment date, interest is not being imputed on the principal amount outstanding under the note.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

14.	Put/Call Liability (Continued)

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

Initially, the Company’s failure to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (ii) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (iii) keep the Registration Statement continuously effective until all of the Registrable Securities are available for sale without registration pursuant to Rule 144, would have served as a Put Right Trigger as well. However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this clause.  The Company did not pay any consideration to the Put/Call Shareholders in connection with their waiver of this provision.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

15.	Equity

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

15.	Equity (Continued)

Pursuant to the Registration Rights Agreements, the Company will be required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Purchased Shares, the First Investor Warrants, the Class A Warrants, the Class B Warrants, or the Common Stock issued upon exercise of the First Investor Warrants, Class A Warrants and Class B Warrant (collectively, the “Securities”) if (i) the Company fails to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) the Company fails to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) the Company fails to respond to the Commission within ten (10) business days of receipt by the Company of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if the Company suspends the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if the Company suspends in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders the Company unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for the Securities offered for each thirty (30) day period during which a registration default is continuing; provided; however, that (i) the Company shall not be liable for liquidated damages with respect to any warrants or shares of common stock underlying the warrants, and (ii) in no event will the Company be liable for liquidated damages in excess of 1.5% of the aggregate purchase price of the securities purchased in the Offerings in any 30 day period, and (iii) the maximum aggregate liquidated damages payable to any Investor in the Offerings shall be 20% of the aggregate purchase price paid by such Investor.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

As of December 31, 2007 there were accrued liquidated damages of $215,299 included in accrued expenses which have been record in the December 31, 2007 consolidated financials statements.  The Company has not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of its common stock, or a combination thereof, at the Company’s sole discretion.  Additionally, the Company will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.

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

Dividend yield	0%
Expected volatility	242%
Risk-free interest rate	4.21%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.04

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

15.	Equity (Continued)

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

On October 9, 2007, the Company entered into an oral agreement with John Winfield, pursuant to which Mr. Winfield was paid a finder’s fee of $192,000 in connection with the Private Placement. These fees were treated as offering cost and were charged to additional paid-in capital. Mr. Winfield also received 106,667 three year warrants to purchase shares of Common Stock of the Company for $0.94, (W-3 Warrants), and 68,712 three year warrants to purchase shares of Common Stock of the Company for $2.04, (W-4 Warrants). The 106,667 warrants were valued at $146,435 and the 68,712 warrants were valued at $85,379 using a Black-Scholes model and were treated as offering costs. The following assumptions were used to calculate the fair value of the warrants:

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

15.	Equity (Continued)

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

15.	Equity (Continued)

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

* vested immediately upon issuance of warrants.

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

19.	Commitments and Contingencies (Continued)

In order for the Company to conduct its current operations, a milk powder production license is required from the State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China (the “Administration”). The Company’s current license will expire in December 2008. The Administration will inspect the quality of the Company’s production process in 2009. Depending on the results of this inspection, the State General Administration will either (i) grant the Company a license renewal, or (ii) advise the Company of material deficiencies it has discovered and schedule another inspection for 2010. The Company expects that it will pass the inspection. If it does not, it will have an opportunity to cure any deficiencies prior to the follow up inspection that would have been scheduled for 2010. Other than the foregoing, no government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company’s employees are required to pay an employee deposit upon commencement of employment, which is standard in the PRC. The deposits are protection against potential loss in the event of a dishonest act by an employee, such as theft, forgery, larceny, or embezzlement. The Company considers this obligation as short term liability for the following two reasons:

•
The purpose of the advance by employee is for potential loss as a result of dishonest act by such employee. Since the Company does not know when it may happen, the Company believes it makes sense to consider it a short term liability; and

•
The Company needs to return the fund to the employee who leaves the Company without any wrongdoing. Since the Company does not know the precise timing of refund, the Company believes it makes sense to consider it a short term liability.

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

19.	Commitments and Contingencies (Continued)

The basic terms of advances from employees are:

•	All Company employees must to pay an employee deposit.

•	The deposit amount depends on employee position, as follows:

Position	Deposit Amount
General Manager	$4,000
Assistant General Manager	$2,667
Senior Manager	$2,533
Assistant Senior Manager	$2,400
Manager	$2,000
Administrative Staff	$1,600
Other Employee	$1,333

•	All new employees must pay the deposit before they start work.

•	The deposit must be paid in cash to the Company’s accounting department and receipt will be issued for the deposit amount.

•
If an employee leaves the Company for any reason (except in the event of a dishonest act by an employee, such as theft, forgery, larceny, or embezzlement), the accounting department will refund the deposit.

•	No interest accrues on these advances.

As of December 31, 2007, the Company held employee deposits in the aggregate amount of $21,779.

20.	Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. For the years ended December 31, 2007 and 2006, the Company incurred rental expense of $85,163 and $78,945, respectively. As of December 31, 2007, the Company had outstanding lease commitments totaling $123,715, all of which were due within the next year.

21.	Segment reporting

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

For the years ended December 31, 2007 and 2006, the Company’s sales revenue from various products are as follows:

	2007	2006
Milk powder	$27,991,209	$17,857,671
Soybean milk powder	641,053	331,641
Rice powder	985,746	627,187
	$29,618,008	18,816,499

Emerald Dairy, Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2007 and 2006

22.	Restatement

The Company has restated the December 31, 2006 Consolidated Statement of Cash Flows to properly reflect the effects of exchange rate changes on cash balances held in foreign currencies.

The effects of the restatements for the year ended December 31, 2006 are as follows:

	As Previously
	Reported	As Restated
Consolidated Statement of Cash Flows:
Accounts Receivable	$(2,740,554)	$(2,694,254)
Inventory	$(831,314)	$(806,386)
Advances to suppliers and other receivables	$(71,802)	$(64,825)
Accounts payable and accrued expenses	$1,405,685	$1,382,312
Advances by employees	$77,100	$70,414
Taxes payable	$105,728	$102,578
Net cash provided by operating activities	$800,915	$845,911
Purchase of fixed assets and intangibles	$505,095	$460,598
Net cash used in investing activities	$505,095	$460,598
Payments on notes payable	$(117,139)	$(121,364)
Net cash used in financing activities	$(117,139)	$(121,364)
Effect of exchange rate	$143,889	$58,621

The Company has restated the December 31, 2007 Consolidated Statement of Cash Flows to properly reflect the deposits on purchases of fixed assets.

The effects of the restatements for the year ended December 31, 2007 are as follows:

	As Previously
	Reported	As Restated
Consolidated Statement of Cash Flows:
Deposits	$(3,175,342)	$(1,534,247)
Net cash provided by operating activities	$251,335	$1,892,430
Deposits on purchase of fixed assets	$-	$(1,641,095)
Net cash used in investing activities	$1,405,685	$(3,404,751)

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

Item 8A.  Controls and Procedures.

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

On October 9, 2007, American International Dairy Holding Co. Inc. (“AIDH”) entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with our predecessor filer, Micro-Tech Identification Systems, Inc. (“Micro-Tech”), AIDH Acquisition, Inc., Micro-Tech’s newly formed, wholly owned Nevada subsidiary (“Acquisition Sub”), and Tryant, LLC, Micro-Tech’s majority shareholder, pursuant to which:

•	Acquisition Sub merged with and into AIDH, and AIDH, as the surviving corporation, became a wholly owned subsidiary of Micro-Tech (the “Reverse Merger”);

•
Each share of AIDH’s capital stock issued and outstanding immediately prior to the closing of the Reverse Merger was converted into the right to receive 1.020833 shares of Micro-Tech’s Common Stock (an aggregate of 24,305,546 shares of Micro-Tech’s Common Stock, par value $0.001 per share, were issued to the holders of AIDH’s capital stock);

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

We have only recently become subject to the laws related to reporting companies, including the Sarbanes-Oxley Act of 2002, as amended.  As a result, our management has just commenced the required evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), in order to conclude if our disclosure controls and procedures are effective.  Therefore, as of the date of this report, management has concluded that our company does not have effective disclosure controls and procedures in place.

Management’s Annual Report on Internal Control Over Financial Reporting

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

As a result of the foregoing, management has determined that, as of the date of this report, our internal control over financial reporting is not effective.

Our management has discussed these material weaknesses with our board of directors and will engage in remediation efforts to ensure that the significant deficiencies do not reoccur, including:

•	Hiring of outside consultants to assist with the preparation of our financial statements;

•	Implementation of review and analysis processes for all significant contractual and other liabilities;

•	Purchasing and employing a new revenue accounting system.

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

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, our management believes that these remediation efforts will be complete by the end of fiscal 2008.

Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Report

Prior to the Reverse Merger described above, Micro-Tech, our predecessor filer, was a “shell company,” as defined by Securities Act Rule 405. Following the Reverse Merger we became subject to the laws related to reporting companies, including the Sarbanes-Oxley Act of 2002, as amended.  We will need to make the changes to our internal control over financial reporting, as described above, which will materially affect, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yang Yong Shan	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Chairman, Chief	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Executive Officer and	2005	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
President (1)
Shu Kaneko	2007	$25,000.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$25,000.00
Chief Financial	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Officer and President	2005	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
(2)
Jeffrey Jenson	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
President (3)	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2005	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

(1) Yang Yong Shan was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007.  Mr. Yang has not received any compensation from us, or any of our affiliates, or our predecessor, during the past three years.  He agreed not to take any compensation until we completed our reverse merger, private placements and registration process.

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

We had no outstanding equity awards as of the fiscal year ended December 31, 2007.

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

Item 12.  Certain Relationships and Related Transactions.

Since the beginning of our last fiscal year, there have been no transactions between members of management, five percent stockholders, “affiliates,” promoters and finders, except as set forth below.  Each of the transactions listed below was negotiated on an “arm’s length” basis.

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

Purchase of Assets from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”) purchased and received legal title to  machinery, facilities, housing and 100 cows from a shareholder of AIDH, who is also its President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $183,516.  The note does not bear interest and is due on demand.  Since the note does not have a set repayment date, interest is not being imputed on the principal amount outstanding under the note.  We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same as the seller’s cost in these assets, and was approximately the same amount we would have had to pay to purchase similar assets from a third party.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted prior to our Reverse Merger formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

As of the date hereof, we have not adopted a written conflict of interest policy that applies to our executive officers and directors. We intend to adopt a written conflict of interest policy in the near future.

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

10.6
Waiver and First Amendment the Put/Call Agreement, dated April 9, 2008, by and between the Company and Grand Orient Fortune Investment Ltd. - Incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on April 15, 2008

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

EMERALD DAIRY INC.

Dated: January 16, 2009	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yang Yong Shan	President, Chief Executive Officer	January 16, 2009
Yang Yong Shan	and Director (Principal Executive Officer)
/s/ Shu Kaneko	Chief Financial Officer and	January 16, 2009
Shu Kaneko	Secretary (Principal Financial and Accounting Officer)
/s/ Niu Wan Chen	Director	January 16, 2009
Niu Wan Chen
/s/ Qin Si Bo	Director	January 16, 2009
Qin Si Bo
/s/ Yuan Yong Wei	Director	January 16, 2009
Yuan Yong Wei