Form 10-Q/A
period 2008-03-31
EMERALD DAIRY INC
filed 2009-01-30
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“10-Q/A”), for the fiscal quarter ended March 31, 2008, of Emerald Dairy Inc. (as originally filed on May 20, 2008, the "Form 10-Q"), is being filed in response to comments from the Staff of the Securities and Exchange Commission (“Commission”).  The Form 10-Q is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-Q, and do not reflect events occurring after the filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the Commission subsequent to the filing of the Form 10-Q, including any amendments to those filings. The filing of this Form 10-Q/A shall not be deemed an admission that the Form 10-Q filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

The Company has attached to this 10-Q/A updated certifications executed as of the date of this Form 10-Q/A by the principal executive officer and principal financial and accounting officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-Q/A.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$7,668,051	$6,560,931
Trade accounts receivable	5,875,125	5,096,828
Inventory	1,595,085	1,000,427
Advance to suppliers and other receivables	477,447	761,409
Deposits	2,652,336	3,175,342
Total current assets	18,268,044	16,594,937

Property, plant and equipment, net	3,389,455	3,320,081

Intangible assets, net	116,045	115,228

	$21,773,544	$20,030,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,832,405	$2,395,190
Advances from employees	241,728	301,644
Taxes payable	325,582	313,333
Notes payable	-	273,973
Loan from shareholder	204,598	196,526
Total current liabilities	4,604,313	3,480,666

Put/Call Liability	3,169,444	3,169,444
	7,773,757	6,650,110

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at March 31, 2008 and December 31, 2007)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
31,241,276 issued and outstanding at March 31, 2008 and
December 31, 2007)	31,241	31,241
Treasury Stock (1,944,444 shares at March 31, 2008 and December 31, 2007)	(1,944)	(1,944)
Additional paid-in capital	4,666,244	4,666,244
Retained earnings	7,794,713	7,791,895
Accumulated other comprehensive income	1,509,533	892,700
Total stockholders' equity	13,999,787	13,380,136

	$21,773,544	$20,030,246

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

On June 25, 2007, the Company, with the authorization of the Board of Directors and majority stockholder of Micro-Tech Identification Systems, Inc., effected a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") were reverse split on a 1-for-40 share basis, with no stockholder who holds at least 100 shares prior to the Reverse Stock Split receiving less than 100 shares after the Reverse Stock Split. This stock split has been retroactively applied to all periods presented. The Company also effected an amendment to the Articles of Incorporation increasing the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and added the following four new Articles to the Articles of Incorporation, Article XI- Indemnification, Article XII- Acquisition Of Controlling Interest and Article XIII- Combinations With Interested Stockholders, and Article XIV-Authority of Board of Directors to Change the Corporate Name.

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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008 and 2007 the was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for 2008 and 2007, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

9.	Income Taxes (Continued)

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended March 31,
	2008	2007
U.S. Operations	$(374,000)	$(14,000)
Chinese Operations	457,000	677,000
	$83,000	$663,000

The components of the provision for income taxes are approximately as follows:

	Three Months Ended March 31,
	2008	2007
Federal, State and Local	$-	$-
Peoples Republic of China -Federal and Local	80,600	24,300
	$80,600	$24,300

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

The change in the valuation allowance as of March 31, 2008 and 2007 was $148,000 and $6,000, respectively.

The effects of the tax exemption per share were as follows:
	Three Months Ended March 31,
	2008	2007
Tax Saving	$68,400	$199,700
Benefit per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

9.	Income Taxes (Continued)

Had the tax exemption not been in place for the three months ended March 31, 2008 and 2007, the Company estimates the following pro forma financial statement impact.

	Three Months Ended March 31,
	2008	2007
Net income before tax provision, as reported	$83,400	$663,000
Less Tax provision not exempted	80,600	24,300
Less Tax provision exempted	68,400	199,700
Pro forma Net income	$(65,600)	$439,000

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

On May 28, 2006, the Company purchased machinery, facilities, housing and 100 cows from a stockholder of the Company for a note of $204,598, which approximated historical cost of these assets. The note does not bear interest and is due on demand. Since the note does not have a set repayment date, interest is not being imputed on the principal amount under the note.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

12.	Put/Call Liability (Continued)

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

13.	Equity (Continued)

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

Registration Rights Agreement

On October 9, 2007 and October 19, 2007, the Company entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with the accredited investors,( the “Investors”), pursuant to which it agreed that within thirty (30) business days of the Closing Date (the Filing Date), the Company will file a registration statement (the Registration Statement) with the Securities and Exchange Commission (the “Commission”) covering the resale of (i) the shares of Common Stock purchased in the above placements (collectively, the “Offerings”) (the “Purchased Shares”), (ii) the Common Stock issuable upon exercise of the warrants issued in the Offerings (the “Registrable Securities”). Further, the Company agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions, pursuant to Rule 144.

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

As of March 31, 2008, there were accrued liquidated damages of $343,199. Additional liquidated damages of $127,900 were accrued in the three months ended March 31, 2008. The Company has not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of its common stock, or a combination thereof, at the Company’s sole discretion.  Additionally, the Company is will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

13.	Equity (Continued)

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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007

17.	Commitments and Contingencies (Continued)

The basic terms of advances from employees are:

•	All Company employees must to pay an employee deposit.

•	The deposit amount depends on employee position, as follows:

Position	Deposit Amount
General Manager	$4,000
Assistant General Manager	$2,667
Senior Manager	$2,533
Assistant Senior Manager	$2,400
Manager	$2,000
Administrative Staff	$1,600
Other Employee	$1,333

•	All new employees must pay the deposit before they start work.

•	The deposit must be paid in cash to the Company’s accounting department and receipt will be issued for the deposit amount.

•
If an employee leaves the Company for any reason (except in the event of a dishonest act by an employee, such as theft, forgery, larceny, or embezzlement), the accounting department will refund the deposit.

•	No interest accrues on these advances.

As of March 31, 2008, the Company held employee deposits in the aggregate amount of $241,728.

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

Sales. Sales volume increased by 404 metric tons or 21.9%, period on period to 2,250 metric tons for the three months ended March 31, 2008 from 1,846 metric tons for the three months ended March 31, 2007.  As a result, sales revenues increased by $4,551,845, or 77.4%, from $5,882,614 in the three months ended March 31, 2007 to $10,434,459 for the three months ended March 31, 2008. This increase was due to the following factors:

•	We started selling a new series of products, called the “XA Series,” during the fiscal quarter ended March 31, 2008, which contributed $572,000 in additional sales;

•	Our products became increasing popular in mainland China due to our new television advertising campaign; and

•	Sales of our milk powder products increased by 81% in the three-month period ended March 31, 2008, as compared to the same period in the prior year.

Sales by product line.  A break-down of our sales by product line for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008			2007			Period-on- period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	1,496	8,093,235	77.6	1,254	4,489,905	76.3	242
Rice powder	49	258,070	2.5	45	218,968	3.7	4
Soybean powder	117	201,970	1.9	96	143,612	2.5	21
Subcontracting	588	1,881,184	18.0	451	1,030,129	17.5	137
Total	2,250	10,434,459	100.0	1,846	5,882,614	100.0	404

There was very few changes to the break-down of sales among our products over the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  Soybean powder only accounted for 1.9% of our sales mix for the three months ended March 31, 2008 at an average selling price of $1,727 per metric ton as compared to 2.5% of our sales mix in the three months ended March 31, 2007 at an average selling price of $1,496 per metric ton.  Milk powder accounted for 77.6% of the quarter ended March 31, 2008 sales mix at an average selling price of $5,410 per metric ton as compared to 76.3% of the quarter ended March 31, 2007 at an average selling price of $3,580 per metric ton. We increased our subcontract production during the quarter ended March 31, 2008 to 18.0% of the sales mix at an average selling price of $3,199 per metric ton as compared to 17.5% of the sales mix in the 2007 quarter at an average sales price of $2,284 per metric ton.

A breakdown of our average selling price by product line for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended June 30,
Average selling prices	2008	2007	Variance
	$	$	$	%
Milk powder	5,410	3,580	1,830	51.1
Rice powder	5,267	4,866	401	8.2
Soybean powder	1,727	1,496	231	15.4
Subcontracting	3,199	2,284	915	40.1
Total	4,638	3,187	1,451	45.5

Cost of Goods Sold. Cost of goods sold increased by $2,507,663, or approximately 71.6%, from $3,503,571 in the three-month period ended March 31, 2007 to $6,011,234 for the three-month period ended March 31, 2008. This increase was directly related to an increase in the amount of raw materials we purchased to satisfy the rising demand for our products and our related increase in sales.  Overall our cost per metric ton increased by $774, or 40.8% to $2,672 per metric ton in the quarter ended March 31, 2008 as compared to $1,898 per metric ton in quarter ended March 31, 2007.

A breakdown of cost of sales by product line for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Milk powder	4,161,982	2,413,874	1,748,108	72.4
- Rice powder	101,204	99,699	1,505	1.5
- Soybean powder	126,232	99,731	26,501	26.6
- Subcontracting	1,621,816	890,267	731,549	82.1
	6,011,234	3,503,571	2,507,663	71.6

Cost per units sold(per ton)
Milk powder	2,782	1,925	857	44.5
Rice powder	2,065	2,216	(151)	(6.8)
Soybean powder	1,079	1,039	40	3.8
Subcontracting	2,758	1,974	784	39.7
Average cost per unit sold	2,672	1,898	774	40.8

Gross Profit. Gross profit was $4,423,225, or 42.4% of our sales for the three months ended March 31, 2008, compared to gross profit of $2,379,043, or 40.4% for the three months ended March 31, 2007. During the quarter ended March 31, 2008 our gross margin on milk powder increased 2.4% due to an increase in the average sales price of 51.1% from quarter ended March 31, 2007 offset by a 44.5% increase in the cost per metric ton from the quarter ended March 31, 2007.  The gross margin for soybean powder increased 6.9% to 37.5% in quarter ended March 31, 2008 as compared to 30.6% in quarter ended March 31, 2007 due to increase in the average sales price of 15.4% in quarter ended March 31, 2008 as compared to 2007 offset by an increase of 3.8% in the cost per metric ton from the quarter ended March 31, 2007 to the quarter ended March 31, 2008.

A breakdown of gross margin by product line for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008		2007		Period-on- period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	3,931,253	48.6	2,076,031	46.2	2.4
Rice powder	156,866	60.8	119,269	54.5	6.3
Soybean powder	75,738	37.5	43,881	30.6	6.9
Subcontracting	259,368	13.8	139,862 1	13.6	0.2
Total	4,423,225	42.4	2,379,043	40.4	2.0

Operating Expenses

	For the Fiscal Quarters Ended March 31,
	2008	2007
Operating Expenses
Selling expenses	$3,731,334	$1,540,078
Administrative	598,004	161,430
Depreciation and amortization	14,861	11,859
Total operating expenses	$4,344,199	$1,713,367

Selling Expenses. Selling expenses overall increased by $2,191,256, or 142.3%, from $1,540,078 in the three-month period ended March 31, 2007 to $3,731,334 for the three-month period ended March 31, 2008. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $1,541,941 or 7,122.1% to $1,563,591 in 2008 from $21,650 in 2007 due to the marketing campaign to increase brand awareness and sales.

•	Selling salaries increased by $147,002 or 48.8% to $448,016 in 2008 from 301,014 in 2007 as we expanded our sales staff and network.

•	Travelling expenses incurred by the sales staff increased by $123,651 or 97.0% to $251,088 in 2008 from $127,437 in 2007, this increase was also from the expansion of the sales network.

•	Transportation expenses increased by $57,775 or 30.2% to $249,042 in 2008 from $191,267 in 2007 as a result of shipping more product in 2008 as compared to 2007.

•	Promotion expenses increased by $269,315 or 54.2% to $766,327 in 2008 from $497,012 in 2007 as we expanded our sales network.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses increased by $436,574, or 270.4%, from $161,430 in quarter ended March 31, 2007 to $598,004 for the quarter ended March 31, 2008. The major factors in the increase in administrative expenses are as follows:

•	Liquidated damages incurred in 2008 of $127,900 from registration rights agreements not incurred in 2007.

•	Increase in legal and accounting fees in 2008 of $82,384 due to costs associated with audits and filings not required prior to the reverse merger in 2007.

•	Increase of administrative salaries of $97,832 or 291.4% to $131,400 in 2008 from $33,568 in 2007. Increase related to additional administrative personnel hired during 2008.

•
Increase in entertainment expenses of $22,875 or 92.1% to $47,718 in 2008 from $24,843 in 2007 due to increased travel and entertainment by administrative personnel to develop financing and funding for the Company’s growth.

•
Increase of travel expenses of $23,805 or 92.8% to $49,466 in 2008 from $25,661 in 2007 due to the increase in travel by administrative personnel to develop financing and funding for the Company’s growth.

Provision for Income Taxes

	For the Fiscal Quarters Ended March 31,
	2008	2007
Provision for Income Taxes
Current	$80,580	$24,302
Deferred	—	—
	$80,580	$24,302

Provision for Income Taxes. Income taxes increased by $56,278, or 231.6%, from $24,302 in the three-month period ended March 31, 2007 to $80,580 for the three-month period ended March 31, 2008. This increase was due to the increase in our pre-tax income and the reduction in the tax exemption for XAL to 50% of the statutory enterprise income tax rate from 100% as of January 1, 2008.

Liquidity and Capital Resources

Uses of Capital

	For the Fiscal Quarters Ended March 31,
	2008	2007

Net cash provided by operating activities	$1,194,399	$397,915

Net cash used in investing activities	(27,469)	—

Net cash provided by (used in) financing activities	$(284,439)	$256,560

Net Cash Provided By Operating Activities

For the three-month period ended March 31, 2008, $1,194,399 was provided by operating activities, compared with $397,915 provided by operating activities for the three-month period ended March 31, 2007. Our net cash flows used in operating activities during 2008 were due to the following factors:

•	Trade accounts receivable increased by $577,482 from December 31, 2007, due to the increase level of sales during the year.

•	We increased inventory at March 31, 2008 by $555,241, due to sales network increases during the quarter.

•	Deposits on advertising contracts decreased by $648,114 during the quarter.

•	Accounts payable and accrued expenses increased by $1,342,845 at March 31, 2008 as compared to December 31, 2007, due increases in production of products and expenses.

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

Cash and cash equivalents at March 31, 2008 increased by 413%, to approximately $7.7 million, from approximately $1.5 million at March 31, 2007. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to implement our growth strategy.

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

Registration Rights and Liquidated Damages

In connection with the October Offerings, as further described in “— Recent Developments — Reverse Merger, Private Placements and Related Transactions” above, we entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with Mr. Winfield, the Initial Purchasers and the Additional Purchasers (collectively, the “Investors”), pursuant to which we agreed that within thirty (30) business days of the respective closing date (the “Filing Date”), we would file a registration statement with the Securities and Exchange Commission (the “Commission”) (the “Registration Statement”) covering the resale of (i) the shares of Common Stock purchased in the October Offerings (the “Purchased Shares”), and (ii) the Common Stock issuable upon exercise of Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants (collectively (i), (ii), (iii) and (iv), the “Registrable Securities”). Further, we agreed to use our best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions, pursuant to Rule 144.

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

As of March 31, 2008, there were accrued liquidated damages of $343,199.  We have not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of our common stock, or a combination thereof, at our sole discretion.  Additionally, we will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.

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

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in “Risk Factors” appearing in our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007.

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

Purchase of Assets from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”), our wholly-owned subsidiary, purchased and received title to machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $204,598, which was still outstanding as of the date hereof. The note does not bear interest and is due on demand. Since the note does not have a set repayment date, interest is not being imputed on the principal amount under the note.  We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same amount we would have had to pay to purchase similar assets from a third party.

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

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

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

As a result of the transactions, there was a change in control of the filing company, as the stockholders of AIDH became the majority stockholders of the filing company.  For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method.  Accordingly, AIDH and its subsidiary are treated as the continuing entity for accounting purposes.  Therefore, we have only recently become subject to the laws related to reporting companies, including the Sarbanes-Oxley Act of 2002, as amended.

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

Our management has discussed these material weaknesses with our board of directors and will engage in remediation efforts to ensure that the significant deficiencies do not reoccur, including:

•	Hire outside consultants to assist with the preparation of our financial statements;

•	Implement review and analysis processes for all significant contractual and other liabilities; and

•	Purchase and employ a new revenue accounting system.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this report, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), in order to conclude if our disclosure controls and procedures are effective.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

Changes in Internal Control Over Financial Report

In its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Annual Report”), our management reported that, as of the date of such report, our internal control over financial reporting was not effective.  We have not yet implemented any of the remediation efforts outlined in the Annual Report.  Therefore, our management has determined that there was no change in our internal control over financial reporting, identified in connection with the evaluation that occurred during our last fiscal quarter, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: January 30, 2009	By:	/s/ Yang Yong Shan
Yang Yong Shan
Chairman, Chief Executive Officer and President

Dated: January 30, 2009	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer and Secretary