Form 10-Q/A
period 2008-06-30
EMERALD DAIRY INC
filed 2009-01-30
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

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
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2008

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“10-Q/A”), for the fiscal quarter ended June 30, 2008, of Emerald Dairy Inc. (as originally filed on August 14, 2008, the "Form 10-Q"), is being filed in response to comments from the Staff of the Securities and Exchange Commission (“Commission”).  The Form 10-Q is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-Q, and do not reflect events occurring after the filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the Commission subsequent to the filing of the Form 10-Q, including any amendments to those filings. The filing of this Form 10-Q/A shall not be deemed an admission that the Form 10-Q filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

2008	2007
(Restated)
Cash flows from operating activities
Net Income	$701,168	$1,561,616
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	193,559	68,263
Amortization of loan discount	18,766	-
Net change in assets and liabilities
Trade accounts receivable	(1,565,617)	(26,013)
Inventory	(1,212,775)	292,043
Advance to suppliers and other receivables	-	(184,695)
Deposits	604,913	-
Accounts payable and accrued expenses	1,440,003	(161,573)
Advances from employees	34,914	(212,681)
Taxes payable	-	(16,215)

Net cash provided by (used in) operating activities	214,931	(114,644)

Cash flows from investing activities
Deposit on equipment purchase	(3,695,928)	-
Purchases of fixed assets and intangibles	(1,656,200)	(521,169)

Net cash used in investing activities	(5,352,128)	(521,169)

Cash flows from financing activities
Sale of stock for cash	-	2,000,000
Repayments of notes payable	(290,713)	-
Advances on notes payable	2,250,000	262,709
Loans from shareholders	-	(52,188)

Net cash provided by financing activities	1,959,287	2,210,521

Effect of exchange rate	438,090	(34,019)

Net increase (decrease) in cash	(2,739,820)	1,540,689

Cash and cash equivalents at beginning of period	6,560,931	641,164

Cash and cash equivalents at end of period	$3,821,111	$2,181,853

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

1.	Description of Business

Emerald Dairy, Inc. (the Company), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China through its wholly owned subsidiaries.

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

Emerald Dairy Inc. and Subsidiaries
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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments totaled $440,717 and $1,375,312, for the three and six months ended June 30, 2008, respectively. Translation adjustments totaled $(274,045) and $103,400 for the three and six months ended June 30, 2007, respectively.

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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

8.	Intangible Assets

	June 30, 2008	December 31, 2007
Land use rights	$1,350,190	$66,839
Patents	52,959	49,726
	1,403,149	116,565
Less: Accumulated amortization	(10,564)	(1,337)
	$1,392,585	$115,228

For the three and six months ended June 30, 2008, amortization expenses totaled $5,813 and $8,187, respectively. There was no amortization for the six months ended June 30, 2007.

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

Emerald Dairy Inc. and Subsidiaries
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

The Company has a U.S. net operating loss carryforwards of approximately $792,000 as of December 31, 2007 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of June 30, 2008.

The change in the valuation allowance as of June 30, 2008 and 2007 was $471,000 and $21,000, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Tax Saving	$339,300	$277,700	$408,000	$477,400
Benefit per share:
Basic	$0.01	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.02

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

9.	Income Taxes (Continued)

Had the tax exemption not been in place for the three and six months ended June 30, 2008 and 2007, the Company estimates the following pro forma financial statement impact.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income before tax provision, as reported	$936,000	$981,000	$1,019,000	$1,644,000
Less Tax provision not exempted	236,700	58,300	317,000	82,700
Less Tax provision exempted	339,300	277,700	408,000	477,400
	$360,000	$645,000	$294,000	$1,083,900

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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

As of June 30, 2008, there were accrued liquidated damages of $702,498. Additional liquidated damages of $359,299 and $552,799 were accrued in the three and six months ended June 30, 2008. The Company has not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of its common stock, or a combination thereof, at the Company’s sole discretion.  Additionally, the Company is will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.

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

Emerald Dairy Inc. and Subsidiaries
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

Emerald Dairy Inc. and Subsidiaries
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

As of June 30, 2008, the Company held employee deposits in the aggregate amount of $337,671.

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

For the three and six months ended June 30, 2008, the Company’s sales revenue from various products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Milk powder	$8,529,387	$5,245,419	$16,828,825	$9,682,094
Soybean milk powder	204,917	144,380	418,715	287,142
Rice powder	261,835	220,140	532,338	436,185
Sub-contract processing	1,908,639	1,035,641	3,559,359	2,122,773
	$10,904,778	$6,645,580	$21,339,237	$12,528,194,

21.	Restatement

The Company has restated the June 30, 2008 Consolidated Statement of Cash Flows to properly reflect the payment of a deposit on an equipment purchase contract.

The effects of the restatement for the six months ended June 30, 2008 are as follows:

	As Previously
	Reported	As Restated
Consolidated Statement of Cash Flows:
Deposits	$(3,091,015)	$604,913
Net cash provided by operating activities	$(3,480,997)	$214,931
Deposit on equipment purchase	$—	$(3,695,928)
Net cash used in investing activities	$(1,656,200)	$(5,352,128)

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

We determined to reduce the exercise prices of the warrants by 20%, because we believed this would provide sufficient incentive to the warrant holders to exercise their warrants early, even though they have no obligation to do so.

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

Sale of Notes and Warrants

In June 2008, we conducted a private offering of up to a maximum of (i) $3,000,000 of our 8% promissory notes (the “Notes”) and (ii) warrants to purchase 300,000 shares of our Common Stock, at an exercise price of $2.61 per share (the “New Warrants”) (the “Note Offering”). On June 12, 2008, one “accredited investor” purchased, for a purchase price of $1,500,000, a Note in the principal amount of $1,500,000, and New Warrants to purchase 150,000 shares of our Common Stock. On June 20, 2008, an additional “accredited investor” purchased, for a purchase price of $750,000, a Note in the principal amount of $750,000, and New Warrants to purchase 75,000 shares of our Common Stock. The rights and obligations under the warrants are further described in “— Liquidity and Capital Resources — Warrants” below.

In connection with the Note Offering, we engaged a placement agent to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our Common Stock, the terms and conditions of which are identical to the those of the New Warrants.

Construction of New Production Facility

On May 22, 2008, we organized our wholly-owned subsidiary, HXD, under the laws of the PRC. In July 2008, HXD commenced construction on a production facility to be located in Hailun City, Heilongjiang Province, PRC. When completed, the new facility will have the capacity to produce approximately 9,000 tons of infant formula milk powder annually. We anticipate that production will begin at this facility in the second quarter of 2009.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in China outstrips supply by at least 2-to-1. Production capacity has been the bottle neck for our growth in recent years, because production has not been able to keep up with demand. In July 2008, we commenced construction of a new production facility, with annual production capacity of 9,000 tons of milk powder, which is expected to start production in the first quarter of 2009. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs.  Management will need to raise $10.0 million to $15.0 million to fund the construction of new production facility.  We plan to apply the net proceeds we received from the Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, and any proceeds we receive from the Offer, further described in “— Recent Developments — Warrant Tender Offer” above, toward the construction of this new production facility.  Other than that, we have no additional commitments for additional financing we may need to complete the construction of our new processing facility.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Gross Profit. Gross profit was $3,623,615, or 33.2% of our sales for the three months ended June 30, 2008, compared to gross profit of $1,718,760, or 25.7% for the three months ended June 30, 2007. During the quarter ended June 30, 2008 our gross margin on milk powder increased 9.7% due to an increase in the average sales price of 51.0% from quarter ended June 30, 2007, partially offset by a 30.8% increase in the cost per metric ton from the quarter ended June 30, 2007. The gross margin for soybean powder increased 6.9% to 37.5% in quarter ended June 30, 2008, as compared to 30.6% in quarter ended June 30, 2007 due to increase in the average sales price of 20.5% in quarter ended June 30, 2008, as compared to 2007, partially offset by an increase of 8.5% in the cost per metric ton from the quarter ended June 30, 2007 to the quarter ended June 30, 2008.

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

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following summarizes changes in our operations for the six months ended June 30, 2008 and 2007. Net income decreased by $860,448, or 55.1%, from $1,561,616 in the six months ended June 30, 2007, to $701,168 for the six months ended June 30, 2008. The decrease in net income during the six months ended June 30, 2008, as compared to the same period in the prior year, was due to an increase in our operating expenses, which offset an increase in our gross profit, as further described below.

Sales and Cost of Goods Sold

	For the Six Months Ended June 30,
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

A breakdown of gross margin by product line for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008		2007		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	7,126,693	42.3	3,421,279	35.3	7.0
Rice powder	323,578	60.8	245,934	56.4	4.4
Soybean powder	157,018	37.5	87,738	30.6	6.9)
Subcontracting	439,551	12.3	342,852	1 16.2	(3.8)
Total	8,046,840	37.7	4,097,803	32.7	5.0

Operating Expenses

	For the Six Months Ended June 30,
	2008	2007
Operating Expenses
Selling expenses	$5,381,870	$2,071,845
Administrative expenses	1,582,279	351,887
Depreciation and amortization	30,431	23,845
Total operating expenses	$6,994,581	$2,447,577

Selling Expenses. Selling expenses overall increased by $3,310,025, or 159.8%, from $2,071,845 in the six months ended June 30, 2007, to $5,381,870 for the six months ended June 30, 2008. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $2,060,7888, or 3,787.2%, to $2,115,203 in 2008, from $54,415 in 2007, due to our marketing campaign to increase brand awareness and sales.

•	Selling salaries increased by $321,985, or 52.9%, to $930,627 in 2008, from $608,642 in 2007, as the amounts of commissions we paid our sales staff rose due to increased sales.

•	Travelling expenses incurred by the sales staff increased by $260,095, or 101.3%, to $516,743 in 2008, from $256,648 in 2007, due to the expansion of our sales network.

•	Transportation expenses increased by $127,474 or 32.5%, to $519,880, in 2008 from $392,406 in 2007, as a result of shipping more product in 2008 as compared to 2007.

•	Entertainment expenses increased by $137,990, or 85.1%, to $300,051 in 2008, from $162,061 in 2007, as a result of the increase in the sales staff and network.

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

•	Increase in consultant expenses of $49,772, or 672.7%, to $57,171 in 2008, as compared to $7,399 in 2007, for services related to possible financing and funding.

•	Increase of administrative salaries of $141,238, or 207.7%, to $209,252 in 2008, from $68,014 in 2007, related to 10 additional administrative personnel hired during 2008.

•
Increase in entertainment expenses of $53,584, or 105.3%, to $104,462 in 2008, from $50,878 in 2007, due to increased travel and entertainment by administrative personnel to develop financing and funding for our growth.

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

Liquidity and Capital Resources

Uses of Capital

	For the Six Months Ended June 30,
	2008 (Restated)	2007

Net cash provided by (used in) operating activities	$214,931	$(114,644)

Net cash used in investing activities	(5,352,128)	(521,169)

Net cash provided by financing activities	$1,959,287	$2,210,521

Net Cash Provided By (Used In) Operating Activities. For the six months ended June 30, 2008, $214,931 was provided by operating activities, compared with $114,644 used in operating activities for the six months ended June 30, 2007. Our net cash flows provided by operating activities increased during 2008 due to the following factors:

•	Trade accounts receivable increased by $1,565,617, due to the increase level of sales during the year.

•	We increased inventory at June 30, 2008 by $1,212,775, due to better management of the production process.

•	Accounts payable and accrued expenses increased by $1,440,002 at June 30, 2008, as compared to 2007, due to increases in production of products and expenses.

Net Cash Used In Investing Activities. For the six months ended June 30, 2008, we used $5,352,128 in investing activities, compared with $521,169 used in investing activities for the six months ended June 30, 2007. Our increase in net cash flows used in investing activities during 2008 was due to our purchase of land use rights for a new production facility in the amount of $1,280,574, and our purchase of fixed assets of $375,626.  We also paid out advances on the purchase of equipment for a new processing facility in the amount of $3,695,928 during 2008, a trend we expect will continue as we acquire additional equipment for our new facility, as standard business practices in China require large deposits upon order of such equipment.

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

In July 2008, we commenced construction of a new production facility Hailun City, Heilongjiang Province, PRC, that will have annual production capacity of 9,000 tons of milk powder, which is expected to commence production in the second quarter of 2009.  This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs.  Management will need to raise $10.0 million to $15.0 million to fund the construction of the new production facility.

In June 2008, we closed the Note Offering, pursuant to which we received aggregate net proceeds of $2,003,742.  We plan to use the net proceeds from the Note Offering primarily for the construction and equipping of our new production facility. The Note Offering is further described in “— Recent Developments — Sale of Notes and Warrants” above.

One additional way we expect to raise funds in the short term, is through the Offer we have made to our Warrantholders, as further described in “— Recent Developments — Warrant Tender Offer” above.  As of the date hereof, a limited number of Warrantholders have elected to tender their warrants.  However, since any Warrantholder may change its election and withdraw from the Offer, the funds related to such transactions are being held in escrow, and will not be released to us until October 31, 2008, the expiration date of the Offer, unless we sooner extend or terminate the period of time during which the Offer is open.  If all of the Warrantholders exercise their warrants in connection with the Offer, we will raise an aggregate of $16,929,805.

We have no additional commitments for additional financing we may need to complete the construction of our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition to constructing our new production facility, we have contracted to purchase an office building for approximately $1.8 million, of which a deposit of approximately $1.1 million has been made. This office building, which is located in Heilongjiang Province, PRC, will serve as our corporate headquarters. The balance of approximately $0.7 million will be due on expected completion of the building expected by the end of the fourth quarter of 2008. These funds will be paid out of our retained earnings.

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

As of June 30, 2008, there were accrued liquidated damages of $702,498.  We have not yet paid out any of the accrued liquidated damages, which are payable in cash or shares of our common stock, or a combination thereof, at our sole discretion.  Additionally, we will accrue $4,500 per day in liquidated damages until such time as the requirements described above have been satisfied.

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

In June 2008 we closed the Note Offering, pursuant to which we granted the New Warrants. The Note Offering is further described in “— Recent Developments — Sale of Notes and Warrants” above. The New Warrants represent the right to purchase an aggregate of 225,000 shares of our Common Stock, at an exercise price of $2.61 per share. The New Warrants will expire three years after the date of issuance. The New Warrants may be exercised for cash only. The number of shares of our Common Stock deliverable upon exercise of the New Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. The holder of the New Warrants will not be entitled to exercise a number of New Warrants in excess of the number of New Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our Common Stock, unless this provision is waived by written agreement between us and the holder not less than sixty-one (61) days from the date of such waiver. Warrants to purchase 45,000 shares of our Common Stock issued to a placement agent, have terms and conditions identical to the those of the New Warrants.

Promissory Notes

In the Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, we also issued the Notes. The Notes will bear interest at a rate of 8% until they become due and payable on December 31, 2008. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the Notes at any time without penalty, upon 15 days prior written notice. Each holder of the Notes has the right to be prepaid any amounts due under his, her or its Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on its capital stock; (b) redeem, repurchase or otherwise acquire any of its securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each Note if: (a) we fail to pay principal or interest when due on the Note; (b) we breach any material covenant or other material term or condition contained in the Note or securities purchase agreement entered into in connection with the Note Offering (the “Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the Note or the Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our Common Stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under a Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in Risk Factors appearing in our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007.

Transactions with Related Parties

Purchase of Assets from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc., our wholly-owned subsidiary, purchased and received title to machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $209,305, which was still outstanding as of the date hereof. The note does not bear interest and is due on demand. Since the note does not have a set repayment date, interest is not being imputed on the principal amount under the note.  We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same amount we would have had to pay to purchase similar assets from a third party.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our Common Stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time. In addition, the Notes we issued in the Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, contain restrictive covenants on our payment of dividends, as further described in “— Liquidity and Capital Resources — Promissory Notes” above.

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

Enterprise income tax

Under the “Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises” promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 do it is classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law, for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to say in place through 2012 with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption will end on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reductions in the statutory enterprise income tax rates for an additional three years.

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

Value added tax

The “Provisional Regulations of The People’s Republic of China Concerning Value Added Tax” promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the “Provisional Regulations of The People’s Republic of China Concerning Value Added Tax”, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

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

Our management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not reoccur:

•	We hired an outside consultant to assist with the preparation of our financial statements;

•	We implemented new review and analysis processes for all significant contractual and other liabilities, including, without limitation:

(a)           the requirement that white papers be prepared to document all material transactions;

(b)           the establishment of checklists and timelines to insure timely reporting of financial information;

(c)           the utilization of comparison review of Chinese accounting standards versus GAAP standards;and

·	We purchased new revenue accounting software, which we will begin to employ in the near future.

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

Changes in Internal Control Over Financial Report

In its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Annual Report”), our management reported that, as of the date of such report, our internal control over financial reporting was not effective.  Since filing the Annual Report, we have:

•	Hired an outside consultant to assist with the preparation of our financial statements;

•	Implemented new review and analysis processes for all significant contractual and other liabilities; and

•	Purchased new revenue accounting system software, which we will begin to employ in the near future.

In addition, we are interviewing consultants to assist us with the self-assessment required by Section 404 of the Sabanes- Oxley Act of 2002.

Based in the foregoing, our management has determined that there were changes in our internal control over financial reporting, identified in connection with the evaluation that occurred during our last fiscal quarter, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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