Form 10-Q/A
period 2008-09-30
EMERALD DAIRY INC
filed 2009-01-30
CIK 815353

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
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“10-Q/A”), for the fiscal quarter ended September 30, 2008, of Emerald Dairy Inc. (as originally filed on November 14, 2008, the "Form 10-Q"), is being filed in response to comments from the Staff of the Securities and Exchange Commission (“Commission”).  The Form 10-Q is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-Q, and do not reflect events occurring after the filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the Commission subsequent to the filing of the Form 10-Q, including any amendments to those filings. The filing of this Form 10-Q/A shall not be deemed an admission that the Form 10-Q filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

The Company has attached to this 10-Q/A updated certifications executed as of the date of this Form 10-Q/A by the principal executive officer and principal financial and accounting officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-Q/A.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2008 and December 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,748,746	$6,560,931
Trade accounts receivable	6,702,729	5,096,828
Inventory	1,313,621	1,000,427
Other current assets	5,444,970	3,936,751
Total current assets	17,210,066	16,594,937

Property, plant and equipment
Property, plant and equipment, net	5,700,404	3,320,081
Construction in progress	2,743,133	-
	8,443,537	3,320,081

Intangible assets, net	1,384,357	115,228

	$27,037,960	$20,030,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and accrued expenses	$4,420,313	$2,395,190
Notes payable, net of debt discount of $95,917 at September 30, 2008	2,154,083	273,973
Other current liabilities	859,308	614,977
Loan from shareholder	209,482	196,526
Total current liabilities	7,643,186	3,480,666

Put/Call Liability	3,169,444	3,169,444

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at September 30, 2008 and December 31, 2007)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
31,243,776 issued and outstanding at September 30, 2008 and
December 31, 2007)	31,244	31,241
Treasury Stock (1,944,444 shares at September 30, 2008 and
December 31, 2007)	(1,944)	(1,944)
Additional paid-in capital	4,923,348	4,666,244
Retained earnings (of which $1,340,713 and $659,903 are restricted at
September 30, 2008 and December 31, 2007 for common welfare reserves)	9,301,130	7,791,895
Accumulated other comprehensive income	1,971,552	892,700
Total stockholders' equity	16,225,330	13,380,136

	$27,037,960	$20,030,246

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

In addition to constructing our new production facility, we have purchased an office building located in Heilongjiang Province, PRC, for approximately $1.8 million, which will serve as our corporate headquarters. The balance of approximately $0.7 million was paid in the third quarter out of our retained earnings.

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

Transactions with Related Parties

Purchase of Assets from Chief Executive Officer

On May 28, 2006, American International Dairy Holding Co., Inc. (“AIDH”), our wholly-owned subsidiary, purchased and obtained legal title to machinery, facilities, housing and 100 cows from Yang Yong Shan, our President, Chief Executive Officer and director, in exchange for a promissory note in the amount of $209,305, which was still outstanding as of the date hereof. The note does not bear interest and is due on demand.  Since the note does not have a set repayment date, interest is not being imputed on the principal amount under the note.  We believe this was an arms-length transaction, since the price paid for this property and equipment was approximately the same as the seller’s cost in these assets, and was approximately the same amount we would have had to pay to purchase similar assets from a third party.

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

As a result of the transactions, there was a change in control of the filing company, as the stockholders of AIDH became the majority stockholders the filing company.  For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method.  Accordingly, AIDH and its subsidiary are treated as the continuing entity for accounting purposes.  Therefore, we only became subject to the laws related to reporting companies, including the Sarbanes-Oxley Act of 2002, as amended, less than a year ago.

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

Our management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not reoccur:

•	We hired an outside consultant to assist with the preparation of our financial statements;

•	We implemented new review and analysis processes for all significant contractual and other liabilities, including, without limitation:

(a)           the requirement that white papers be prepared to document all material transactions;

(b)           the establishment of checklists and timelines to insure timely reporting of financial information;

(c)           the utilization of comparison review of Chinese accounting standards versus GAAP standards; and

•	We purchased, and are in the process of employing, new revenue accounting software.

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

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, our management believes that these remediation efforts will be complete by the end of this fiscal year.

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

Changes in Internal Control Over Financial Report

In its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Annual Report”), our management reported that, as of the date of such report, our internal control over financial reporting was not effective.  Since filing the Annual Report, we have:

•	Hired an outside consultant to assist with the preparation of our financial statements;

•	Implemented new review and analysis processes for all significant contractual and other liabilities;

•	Purchased new revenue accounting system software, which we will begin to employ in the near future; and

•	Retained a consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of 10% Promissory Note — Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2008

4.2	Form of Warrant — Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2008

10.1	Form of Securities Purchase Agreement — Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2008

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 — filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — filed herewith

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