Form 10-K
period 2008-12-31
EMERALD DAIRY INC
filed 2009-04-09
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Registrant’s telephone number, including area code: (703) 867-9247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $25,128,085.  As of such date, the registrant had approximately 15,416,003 shares of common stock not held by affiliates.  At such time, there was no “public market” for the registrant’s common stock, and there had not been one for over five years.  Therefore, for the purposes of this calculation, the registrant valued its shares of common stock at $1.63 per share, based upon the price per share at which it repurchased 1,944,444 shares of its common stock from two existing shareholders, on October 9, 2007 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reverse Merger, Private Placements and Related Transactions”).

As of April 1, 2009, the registrant had 29,299,332 shares of common stock issued and outstanding (not including (i) an additional 1,944,444 shares of common stock currently being held in treasury and (ii) 359,394 shares of common stock the registrant is required to issue, but has not yet issued, in connection with closing of it’s Warrant Tender Offer on March 2, 2009 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Warrant Tender Offer”)).

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 15 of this report.

EMERALD DAIRY INC.

FORM 10-K

TABLE OF CONTENTS

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

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

Factors that may cause actual results to differ materially from current expectations include, but are not limited to the “Risk Factors” discussed in Part 1, Item 1A of this Annual Report on Form 10-K.  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

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

AIDH was organized pursuant to the laws of the State of Nevada on April 18, 2005, for the purpose of acquiring the stock of Heilongjiang Xing An Ling Dairy, Co. Limited (“XAL”), a corporation formed on September 8, 2003 in Heilongjiang Providence, the People’s Republic of China (“PRC”).  On May 30, 2005, AIDH acquired XAL. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

Prior to September 23, 2006 XAL owned approximately 57.7% of Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company, a PRC company (“LvBao”), with the remaining balance being held by AIDH’s sole shareholder. On September 23, 2006, the remaining 42.3% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes.

On May 22, 2008, we formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), under the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	XAL which handles our promotion, sales and administrative functions;

•	LvBao, which handles production of our products in Be’ian City, Heilongjiang Province, PRC; and

•	HXD, which will handle additional production of our products in Hailun City, Heilongjiang Province, PRC.

Our offices are located at 11990 Market Street, Suite 205, Reston, Virginia 20190, telephone number (703) 867-9247.

Below is a chart depicting our corporate organization:

Emerald Dairy Inc.
(a Nevada corporation)
100% Ownership
American International Dairy Holding Co., Inc.
(a Nevada corporation)
Outside of China
100% Ownership
100% Ownership
Within China
Heilongjiang Xing An Ling Dairy Co. Limited
(a PRC company)
Hailun Xinganling Dairy Co., Ltd.
(a PRC company)
100% Ownership
Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company
(a PRC company)

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

Products

We are a producer of milk powder, soybean powder and rice power in the PRC.  Through our network of over 800 salespeople, our products are distributed throughout 20 provinces in Mainland China, and sold in over 5,800 retail outlets.

Our products are marketed under two brands:

•	“Xing An Ling,” which is designed for low-end customers; and

•	“Yi Bai,” which is designed for middle and high-end customers.

Our total sales were approximately $44.3 million, $29.6 million and $18.8 million in the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  Milk powder sales, including subcontracting, accounted for 95.5%, 94.5% and 94.9% of our total sales in the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  Soybean powder sales accounted for 2.0%, 2.2% and 3.4% of total sales in the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  Rice powder sales accounted for 2.5%, 3.3% and 1.7% of total sales in the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  No single customer accounted for more than 5% of our total sales in the above mentioned periods.

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

Soy Powder Products

We began selling soybean powder products in fiscal 2006 as a substitute for milk powder, for consumers who do not like milk powder, or are allergic to milk powder.  We began as reseller of soybean powder products in fiscal 2006, but began producing soybean powder in-house in fiscal 2007.

Rice Powder Products

We began selling rice powder products in fiscal 2006 as a substitute for milk powder.  Prior to October 2007, we used a third party to produce rice powder products, which were then resold by us under the “Xinganling” brand name.  Commencing in October 2007, we began producing rice powder in-house.

Production, Supply and Distribution

Production

Production capacity has been the bottle neck for our growth in recent years. Production capacity for 2007 reached 7,000 tons, with annual revenue of approximately $29.6 million and net income of approximately $3.6 million. In 2008, by adding a third shift to the existing two shifts working schedule, our production capacity reached 9,000 tons, with revenue of approximately $44.3 million and net income of approximately $2.4 million.  In fiscal 2009, with a new production facility to be completed, our total production capacity is expected to reach approximately 18,000 tons with annual revenue of approximately $70.9 million and net income of approximately $9.0 million, provided we are able to obtain necessary funding to complete construction of the facility on a timely basis.

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

We strictly supervise resources allotment, purchasing inspection, raw materials check, sales, and customer service, and have already established a consummate quality control process.  Five approved dairy experts supervise the whole production process to ensure that the products comply with national standards. These experts are selected by us based on their education and experience in the industry.  We have established an advanced bacteria-free laboratory to asses our products throughout the production process. We established a professional sanitation, quality control and quality management group to make the production comply with national food & sanitation regulations.  We also established sanitation, quality, operation, management systems to improve the production and enforce worker’s awareness of sanitation and quality.  Each worker needs to go through a physical check-up periodically and obtain a clean “health certificate.”

In 2004, we adopted a method to that enables us to assess our inventory each month.  As a result, inventories and efficiency of our supply chain are optimized and the operation efficiency of capital is maximized. This is due to the fact that inventories are controlled in real time.

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

Our packaging facility is designed based on the GMP 600,000 level standard of the pharmacy industry.  “GMP” refers to the Good Manufacturing Practice Regulations promulgated by the U.S. Food and Drug Administration under the authority of the Federal Food, Drug, and Cosmetic Act.  GMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling.  Management believes our laboratory, which is 300 square meters in size, is constructed in accordance with GMP standards.

In addition, the facility complies with all HACCP standards.  “HACCP,” or Hazard Analysis and Critical Central Point (HACCP) (ISO 22000 Food Safety Management System), is a process control system designed to identify and prevent microbial and other hazards in food production and entire food chain.  HACCP includes steps designed to prevent problems before they occur and to correct deviations through a systematic way as soon as they  are detected.  As a result, we have achieved an ideal environment for productions and packaging. Our automated intelligent program-controlled packaging line, which consists of some of the most advanced packaging equipment in the Chinese dairy industry, is capable of tinned milk powder packaging. It effectively reduces the touch of workers and avoids second-time contamination.

Supply

Our production is based in farms along the Bei’an long river in Heilongjiang Province, located in the southwest of Xiaoing’anling, 47 degrees north latitude. The land sits on one of the only three black plates in the world, giving it the unique soil, vegetation, climate and ecological environment best for the growth of cows.  As a result, it is recognized as one of the premium cow raising belts internationally.  Bei’an’s grassland area amounts to 285 acres, raising more than 41,000 cows, with the milk production of 72,000 tons annually. By using such high-quality fresh milk as a raw material, we are able to maintain our product as a natural, clean and green food.

We have signed contracts with over 1,200 local farmers, giving us access to the milk of approximately 21,000 cows. Pursuant to the standard  raw milk purchase agreements we enter into with local farmers:

•	The term of raw milk purchase agreements is one year.

•	Farmers have the option to discontinue the agreements any time during the one-year term by giving one-week notice.

•	We are obligated to purchase from farmers the whole raw milk meeting certain quality standards.

•	The purchase price of raw milk is approximately $0.16 per lb., which fluctuates depending on the market price of raw milk.

•	If there is a change in price, we must notify farmers within one week, or risk losing them as suppliers.

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

We currently utilizes 48 milking stations, all of which are owned and operated by third parties. We pay market price for using the milking stations. For administrative purposes, we group these milking stations into several service districts.

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

We have found it relatively easy to purchase all major raw materials we need from these suppliers, and have been able to sell all the products we have produced.  We believe the suppliers of our raw materials and packaging materials will be able to keep up with our growth for the foreseeable future.

Distribution

We have a sales network consisting of over 800 people, across 20 provinces in China.  Orders are initiated by sales people depending on their customers’ needs, and are approved by their province (regional) manager.  Regional managers combine orders from various sales teams and send orders to headquarters. After confirmation of the orders from the regional managers, headquarters gives instructions to third party trucking companies to distribute products, according to the combined orders, to regional hub offices. We distribute our products from our headquarters to the sale subsidiaries in a large combined order based on region, as compiled by the regional manager.

We use 3 independent trucking contractors to distribute our products to the 20 provinces in China in which we sell our products. We selected these trucking companies based on cost and efficiency. There are many trucking companies available so that, if necessary, any of the independent trucking contractors we currently use could easily be replaced.

Railway transportation is also a major means for the distribution of our products. It is usually used when the products need to travel a long distance, because of the relatively low cost.  However, its speed is slower than that of the trucks, since the products first need to get to Bei’an Station, before being distributed to their ultimate destination.

Market Opportunity

There are a total of 30 provinces in mainland China.  Our products are generally sold in 20 of the provinces, through our 800-plus person sales network.  Our sales are evenly spread out, with no single province accounted for more than 10% of our total sales. The 20 provinces in which we sell our products are the major provinces along the pacific ocean and in central China.  The 10 provinces in which our products are not sold, are those where the competition is too intense, or the number of potential customers are either too poor or too disbursed to make it economically feasible.

China’s population of 1.3 billion offers a huge market for the developing dairy industry. The dairy industry is increasing much faster than the growth of China’s gross domestic product (GDP).  Last year, according to the statistics from the Food and Agriculture Organization of the United Nations (FAO), total Chinese milk production was the seventh largest in the world. It is widely predicted that the dairy industry in China will continue at a growth rate of 15% per year. The “11th Five Years Plan” urged that the average annual dairy consumption should reach 10kg per person and should reach 16kg in 2015.

The average consumption of dairy per person in China is much lower than the world average.  This means the Chinese dairy market has tremendous room for growth, especially as the economy continues to boom.

According to the “China Food and Nutrition Development outline (2001-2010)” approved by Chinese State Council, the dairy industry is one of the three food industries that should be developed first. The outline required that in 2010, average consumption of dairy per person should reach 16kg, in which the average consumption of dairy per person for rural habitants and those who live in cities and towns are 32kg and 7kg, respectively.  Experts predict that the dairy output in China will be 20 million tons and 70 million tons in 2015 and 2030, respectively. Therefore, over the next few years, the Chinese dairy industry should maintain a fast and sound growth momentum and the consumption of dairy will continue to increase with the rise in living standard and change in consumption behavior.

According to the National Bureau of Statistics of the PRC, about 15 million infants are born in China each year. Each 0 - 6 month old baby will need 27.2 kg milk powder, for an annual total demand of 90,000 tons. Each 6 - 12 month old baby will need 31 kg milk powder, for an annual total demand of 110,000 tons. But the current supply is just 80,000 - 100,000 tons, leaving much room for growth.  The infant dairy market in China is growing by 17% annually, and has surpassed Japan, becoming the second largest infant formula dairy market in the world, behind the U.S.

Recently, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants.  This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China.  On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine.  We passed the emergency inspection and were not included on AQSIQ’s list.  We believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, as well as present acquisition opportunities.

Company Strategy

In order to benefit from the market opportunities presented above, we plan to effect the following strategies:

Production Strategy

Through a combination of internal growth in production capacity and strategic acquisitions we believe we will be capable of producing 20,000 - 27,000 tons of milk powder annually by 2011.  Our growth strategy for the next three years will be primarily focused on internal growth by expanding production capacity and strengthening sales efforts.  As a step toward implementing this strategy, management commenced construction of a new production facility in July 2008.  Initially, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually.  A second production line can be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We anticipate that production at this new facility will commence in the third quarter of fiscal 2009, assuming we obtain the $6.0 million we require to complete construction and fully equip the first production line.  The cost to add the second production line, would be an additional $15.0 million.  We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition, management will consider making strategic acquisitions if good opportunities are available in the market place. However, revenues from such acquisitions have not been included in the planned growth numbers presented above.

Prior to October 2007, we used a third party to produce rice powder products which were then resold under the “Xinganling” brand name.  Commencing in October 2007, we began producing rice powder in-house.  Rice powder products accounted for approximately 2.5% and 3.3% of our total revenue in 2008 and 2007, respectively.  We expect that rice powder products will continue to comprise approximately 3% of our total sales, unless our sales network detects an increase in demand.

Similarly, we began reselling soy powder products in fiscal 2006, and producing soy powder in-house in fiscal 2007.  Soy powder products accounted for approximately 2.0% and 2.2% of our total revenue in 2008 and 2007, respectively.  We expect that soy milk powder products will continue to comprise approximately 2% of our total sales, unless its sales network detects an increase in demand.

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd.  We plan to create an organic label product line in fiscal 2009. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be minor. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be very popular in China.  Over time, this will help increase our revenues.

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

Sales Channel

We have over 800 people in our sales network across 20 provinces covering more than 5,800 retail outlets (i.e., supermarkets) in China.  Over the past several years, no single customer accounted for 5% or more of our total sales.

There are no limitations on the geographic areas in which we can sell our products.  There are a total of 30 provinces in China.  The 20 provinces in which we sell our products are the major provinces along the pacific ocean and in central China.  The 10 provinces in which the our products are not sold, are those where either, we would not be able to compete due to intense competition, or the potential customers are either too poor or too disbursed to make it economically feasible.

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

•	Promote our products by attending and holding exhibitions and seminars, presenting promotional items and hand out leaflets;

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

Currently, we spend about 8% - 12% of total revenues on advertising and promotional plans through out the year.  We spent an aggregate of approximately $5.4 million, $3.0 million and $1.9 million on advertising and promotion in fiscal 2008, 2007 and 2006, respectively.  We plan to spend an aggregate of between $4.0 million and $5.0 million on advertising and promotion in fiscal 2009.  This will still fall within our standard budget for advertising and promotion of 8% - 12% of total revenues. The funds for advertising and promotion will generally come out of our earnings.

Our English-language website is located at www.emeralddairy.com.  The English-language website went live in May 2008.  The website includes a link to our Chinese-language website.

Human Resources Strategy

We believe employing talented people is the best advantage we can have. Besides attracting quality employees from public channels, we will also develop and train our own sales team.

Competition

Currently, five state owned dairy groups control more than half of the dairy market in China. They are Mengniu (in Inner Mongolia), Yili Industrial Group (in Inner Mongolia), Bright Dairy & Food (in Shanghai), Sanyuan (in Beijing) and Wandashan (in Heilongjiang). Over half of the top 20 dairy manufactures have entered China.  Most of the dairy producers provide infant milk powder. However, the high-end infant milk powder is less than one-third of the total output.  In the past, the dairy producers mainly gave discounts as the major competition tactic. Now, however, the producers are beginning to focus on the raw milk source, brand, and sales network.

Our competitors are divided into three major categories:

•	Domestic large-scale producers;

•	Foreign producers; and

•	Domestic middle & small-scale producers.

Most of the larger players in the Chinese dairy industry have been concentrating in the first-tier cities such as Beijing and Shanghai with high end milk powder products. We focus on penetrating less-competitive second and third tier cities. We have a 800-plus person sales network across 20 provinces in China, covering more than 5,800 retail outlets. Our closest competitors are American Dairy, Inc. and Wondersun Dairy in terms of products, price range and geographic coverage.

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

Regulatory Matters

We are regulated under both national and county laws in China. The following information summarizes certain aspects of those regulations applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, province and county levels are subject to change. To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulation may have in the foreseeable future.

As a manufacturer and distributor of food products, we are subject to regulations of China’s Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products we sell, and prescribes the format and content of many of the products we sell, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

In addition, China’s Agricultural Ministry authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. Both us and our products are also subject to province and county regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for its products, inspection of our facilities and regulation of its trade practices in connection with the sale of dairy products.

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

Organic Production Certification	Guangdong Zhongjian Certification Co., Ltd.	January 2008 - January 2009 (1)
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

Product Exemption from Quality Surveillance Inspection	State General Administration of Quality Supervision and Inspection and Quarantine of the People's Republic of China	December 2005 - December 2008 (2)
A company needs to pass a quality inspection for five (5) consecutive years before an quality inspection exemption will be issued. Only nineteen (19) enterprises in China, including us, have been awarded with this honor.

(1)	We are in the process of renewing our Organic Production Certification from the Guangdong Zhongjian Certification Co., Ltd.

(2)
Following the recent milk powder crisis in the PRC, the Chinese government revoked all Product Exemption from Quality Surveillance Inspection certificates.  All manufacturers of milk powder will now receive periodic quality inspections.

Employees

As of the date hereof, we have approximately 1,110 employees. Of these, 884 are in sales, 191 are in manufacturing and 35 are in management and administration. None of the our employees is subject to a collective bargaining agreement. We consider our relationship with its employees to be good.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on From 8-K, which are available though the SEC's electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC's home page (http://www.sec.gov).  The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549.  Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our Business

Unstable market conditions may have serious adverse consequences on our business.

The recent worldwide economic downturn and market instability have made the business climate more volatile and more costly.  Although all of our business operations are currently conducted in China, our general business strategy may be adversely affected by unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements for the next twelve months, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.  These factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

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

Recently discovered contamination of milk powder products produced in China could result in negative publicity and have a material adverse effect on our business.

Recently, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants.  This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine.  We passed the emergency inspection and were not included on AQSIQ’s list.  Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, won’t lead to a sustained decrease in demand for milk powder products produced within China, thereby having a material adverse effect on our business.

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

As further described in “Controls and Procedures” in Part II of this report, management has identified a material weakness in our internal control over financial reporting.  A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We became a public company on October 2007, by virtue of a reverse merger transaction.  As a public company, we need to document, review, test and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors. Both the Company and its independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement.

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

In connection with the October Offerings, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reverse Merger, Private Placements and Related Transactions”, we entered into certain Registration Rights Agreements.  Pursuant to the Registration Rights Agreements, we are required to pay liquidated damages to the holders of the securities purchased in the October Offerings, if we fail to satisfy certain registration requirements, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Registration Rights and Liquidated Damages.”  We have not yet satisfied these registration requirements and, as a result, accrued a total of $1,201,998 in liquidated damages through October 19, 2008, the date the shares purchased in the October Offerings became eligible for sale pursuant to Rule 144 under the Securities Act of 1933, as amended.  We have not yet paid any of the liquidated damages, which are payable in cash or shares of our common stock, at our discretion.  If paid in shares of common stock, the shares will be valued at $1.80 per share, the closing price on the Over-the-Counter Bulletin Board on October 20, 2008, resulting in the issuance of approximately 667,777 shares.  This issuance of these shares will be dilutive to existing stockholders.

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

There is currently a limited trading market for our common stock and a more liquid trading market may never develop or be sustained and stockholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than the Company’s value.

There is currently a limited trading market for our common stock and a more liquid trading market may never develop.  As a result, the price if traded may not reflect the value of the Company. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of our business.  Because the price for our stock is low, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of common stock like ours as collateral for any loans.  Even if a more active market should develop, the price may be highly volatile.

Our common stock is currently approved for quotation on the Over-the-Counter Bulletin Board of the Financial Industry Regulatory Authority (FINRA).  We do not satisfy the initial listing standards of either the American Stock Exchange, the New York Stock Exchange or the Nasdaq Capital Market.  If we never are able to satisfy any of those listing standards our common stock will never be listed on an exchange.  As a result, the trading price of our stock may be lower than if we were listed on an exchange. Our stock may be subject to increased volatility.  When a stock is thinly traded, a trade of a large block of shares can lead to a dramatic fluctuation in the share price.

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

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our common stock ownership is highly concentrated. As of the date hereof, one shareholder, Yang Yong Shan, beneficially owns 13,883,329 shares, or approximately 47.4% of our total outstanding common stock. He is also our Chairman, Chief Executive Officer and President.  His interests may differ significantly from your interests.  As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our common stock.

We have the right to issue up to 10,000,000 shares of "blank check" preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

Our certificate of incorporation provides that we may issue up to 10,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. While none of our preferred stock has yet been issued, our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.  Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our common stock.

A substantial number of shares of our common stock are issuable upon exercise of outstanding warrants, the exercise of which will substantially reduce the percentage ownership of holders of our currently outstanding shares of common stock, and the sale of which may cause a decline in the price at which shares of our common stock can be sold.

As April 1, 2009, we have outstanding exercisable warrants to purchase an aggregate of 7,974,476 shares of our common stock, of which:

•	373,334 are exercisable at a price of $0.94 per share;

•	1,333,333 are exercisable at a price of $1.50 per share;

•	505,583 are exercisable at a price of $1.63 per share;

•	955,190 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	4,732,036 are exercisable at a price of $3.26 per share.

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

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.  In addition, the Notes we issued in the June Note Offering, as amended, and November Note Offering, further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Sale of Notes and Warrants,” contain restrictive covenants on our payment of dividends, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Promissory Notes.”

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this prospectus are not statements of historical or current fact. As such, they are "forward-looking statements" based on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

•	future sales and financings;

•	the future development of our business;

•	our ability to execute our business strategy;

•	projected expenditures; and

•	the market for our products.

You can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are not predictions.  Actual events or results may differ materially from those suggested by these forward-looking statements.  In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this prospectus.  We are under no duty to update any of the forward-looking statements after the date of this prospectus or to conform these statements to actual results.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors are set forth under "Risk Factors" in this prospectus and in our periodic filings made with the SEC.

Item. 1B.  Unresolved Staff Comments

None.

Item 2. Properties.

Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.

We have two manufacturing facilities, which are located in Heilongjiang Province, PRC. The main production facility occupies 38,600 square meters of land and the facility has 4,600 square meters for production. The second facility has 13,000 square meters of land and the facility has 3,400 square meters for production.  Currently there are three production lines with daily capacity to process 200 tons of fresh milk.

We also have sales offices in each of the 20 provinces in the PRC in which our products are sold.  All leases are on an annual basis and commence on January 1, of each year.

For the years ended December 31, 2008 and 2007, we incurred aggregate rental expenses of $17,255 and $85,163, respectively.  As of December 31, 2008, we had outstanding lease commitments totaling $147,798, all of which were due within the next year.

In the opinion of our management, each of our properties is adequately covered by insurance.

In July 2008, we commenced construction of a new facility in Hailun City, Heilongjiang Province, PRC, as discussed elsewhere in this report.  We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General.”).

In addition, in fiscal 2008 we purchased and paid for an office building, located in Heilongjiang Province, PRC, for approximately $1.8 million.  This office building, which contains approximately 6,900 square feet of space, will serve as our corporate headquarters.

Item 3.  Legal Proceedings.

There are no legal proceedings pending or threatened against us, and we are not aware of any proceedings that a governmental authority is contemplating against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 2008, and subsequent periods through the date hereof, no matters were submitted to a vote of our security holders, except as follows:

Adoption of 2009 Equity Incentive Plan

On March 11, 2009, we obtained the written consent of the holders of 15,414,577 shares of our common stock, which as of such date represented approximately 52.7% of our outstanding voting securities, to adopt our 2009 Equity Incentive Plan. The Plan is further described in “Executive Compensation - Stock Incentive Plans.”  The Plan was effective as of March 2, 2009, the date it was adopted by our board of directors, subject to approval by our shareholders within one year of such date.  Reference is made to the disclosure set forth in the Current Report on Form 8-K, filed on March 6, 2009, which disclosure is incorporated herein by reference.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the Over-the-Counter Bulletin Board of the Financial Industry Regulatory Authority (FINRA) in the first quarter on 2007. Through October 9, 2007, our trading symbol was “MCTC.”  As of October 9, 2007, we changed our name to Amnutria Dairy Inc. and were assigned a new trading symbol of “AUDY.”  On January 25, 2008, we changed our name to Emerald Dairy Inc. and received a new trading symbol of “EMDY.”

On October 20, 2008, shares of common stock purchased in two private offerings we conducted in fiscal 2007 became eligible for sale pursuant to Rule 144 under the Securities Act of 1933, as amended.  Prior to this, there had been no established public trading market for shares of our common stock for over five years. There is currently only a limited trading market for our common stock and no assurance can be given that a more liquid trading market for our common stock will develop or be maintained.

The high and low bid prices for the fourth quarter of fiscal 2008 were as follows:

	High	Low
2008
December 31, 2008	$2.35	$0.70

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

As of April 1, 2009, have outstanding exercisable warrants to purchase an aggregate of 7,974,476 shares of our common stock, of which:

•	373,334 are exercisable at a price of $0.94 per share;

•	1,333,333 are exercisable at a price of $1.50 per share;

•	505,583 are exercisable at a price of $1.63 per share;

•	955,190 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	4,732,036 are exercisable at a price of $3.26 per share.

All of the 29,299,332 shares of common stock we currently have issued and outstanding (which amount does not include (i) an additional 1,944,444 shares which are currently held in treasury, or (ii) 359,394 shares of common stock the registrant is required to issue, but has not yet issued, in connection with closing of it’s Warrant Tender Offer on March 2, 2009 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Warrant Tender Offer”)). can be sold pursuant to Rule 144 under the Securities Act of 1933, as amended.

Holders

As of April 1, 2009, there were approximately 171 stockholders of record of our common stock.

Dividends

We have not paid any dividends since inception and do not anticipate paying any dividends in the foreseeable future.  We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business.  The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors, and will be at the sole discretion of our Board of Directors.  In addition, the Notes we issued in the June Note Offering, as amended, and November Note Offering, further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Sale of Notes and Warrants,” contain restrictive covenants on our payment of dividends, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Promissory Notes.”

Securities Authorized For Issuance Under Equity Compensation Plan

As of December 31, 2008, we did not have any stock option, bonus, profit sharing, pension or similar plan.

On March 2, 2009, our board of directors adopted the Emerald Dairy Inc. 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. On March 11, 2009, we obtained the written consent of the holders of 15,414,577 shares of our common stock, which as of such date represented approximately 52.7% of our outstanding voting securities, to adopt the Plan.  1,500,000 shares of our common stock have been reserved for issuance under the Plan. The Plan is further described in “Executive Compensation - Stock Incentive Plans.”

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	703,200	$0.42	796,800
Equity compensation plans not approved by security holders (2)	-0-	N/A	-0-
Total	703,200	$0.42	796,200

(1)	Our board of directors adopted the 2009 Equity Incentive Plan (the “Plan”), to be effective on March 2, 2009. The Plan was approved by the shareholders on March 11, 2009.

(2)	We do not have any equity compensation plans not approved by our security holders.

Recent Sales of Unregistered Securities

The following is a list of certain securities we sold or issued during fiscal 2008, and the subsequent period through the date hereof.  We believe that each of these transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.  There were no underwriting discounts or commissions paid in connection with the sale of these securities, except as otherwise noted.  Certain information previously included in prior Exchange Act reports we filed has not been furnished in this report.

Sales of Notes and Warrants

In June 2008, we conducted a private offering of up to a maximum of (i) $3,000,000 of our 8% promissory notes (the “June Notes”) and (ii) warrants to purchase 300,000 shares of our common stock, at an exercise price of $2.61 per share (the “June Warrants”) (the “June Note Offering”). On June 12, 2008, one “accredited investor” purchased, for a purchase price of $1,500,000, a June Note in the principal amount of $1,500,000, and June Warrants to purchase 150,000 shares of our common stock.  On June 20, 2008, an additional “accredited investor” purchased, for a purchase price of $750,000, a June Note in the principal amount of $750,000, and June Warrants to purchase 75,000 shares of our common stock.

As amended on December 31, 2008, the June Notes will bear interest at a rate of 10% until they become due and payable on December 31, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the June Notes at any time without penalty, upon 15 days prior written notice. Each holder of the June Notes has the right to be prepaid any amounts due under his, her or its June Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the June Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each June Note if: (a) we fail to pay principal or interest when due on the June Note; (b) we breach any material covenant or other material term or condition contained in the June Note or securities purchase agreement entered into in connection with the June Note Offering (the “June Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the June Note or the June Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within ninety (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under a June Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the June Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the June Note or any other right or remedy afforded by law.

As amended on December 31, 2008, the June Warrants represent the right to purchase an aggregate of 225,000 shares of our common stock, at an exercise price of $1.63 per share. The June Warrants will expire five years after the date of issuance. The June Warrants may be exercised for cash only. The number of shares of our common stock deliverable upon exercise of the June Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. A holder of the June Warrants will not be entitled to exercise a number of June Warrants in excess of the number of June Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our common stock, unless this provision is waived by written agreement between us and the holder not less than ninety-one (61) days from the date of such waiver.

In connection with the June Note Offering, we engaged a placement agent to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our common stock, the terms and conditions of which are identical to the those of the June Warrants, as amended.

On November 10, 2008, we sold to one “accredited investor,” for a purchase price of $500,000, a 10% promissory note (the “November Note”) in the principal amount of $500,000, and warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.61 per share (the “November Warrants”) (the “November Note Offering”).

The November Note will bear interest at a rate of 10% until it becomes due and payable on November 10, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the November Note at any time without penalty, upon 15 days prior written notice. The holder of the November Note has the right to be prepaid any amounts due under his November Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more. So long as we have any obligation under the November Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) sell, lease or otherwise dispose of any significant portion of its assets; (d) lend money, give credit or make advances; or (e) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the November Note if: (a) we fail to pay principal or interest when due on the November Note; (b) we breach any material covenant or other material term or condition contained in the November Note or securities purchase agreement entered into in connection with the November Note Offering (the “November Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the November Note or the November Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within ninety (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under the November Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the November Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

The November Warrants represent the right to purchase an aggregate of 50,000 shares of our common stock, at an exercise price of $2.61 per share. The November Warrants will expire three years after the date of issuance. The November Warrants may be exercised for cash only. The number of shares of our common stock deliverable upon exercise of the November Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. A holder of the November Warrants will not be entitled to exercise a number of November Warrants in excess of the number of November Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our common stock, unless this provision is waived by written agreement between us and the holder not less than ninety-one (61) days from the date of such waiver.

In connection with the November Note Offering, we engaged a placement agent to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our common stock, the terms and conditions of which are identical to the those of the November Warrants.

We have granted the holders of June Warrants and November Warrants “piggyback” registration rights with respect to the shares underlying their warrants.

Warrant Tender Offer

As of April 24, 2008, we commenced an offer (“Warrant Tender Offer”) to the holders of warrants we issued in connection with the First Offering and Second Offering, pursuant to which the holders could tender their warrants for shares of our common stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $0.75 per share of common stock;

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $1.20 per share of common stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $1.63 per share of common stock; and

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $2.61 per share of common stock.

We determined to reduce the exercise prices of the warrants by 20%, because it believed this would provide sufficient incentive to the holders to exercise their warrants early, even though they had no obligation to do so.

On March 2, 2009, we closed on the Warrant Tender Offer.  In connection with the Warrant Tender Offer:

•	A total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034.91; and

•	A total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,195.57.

As a result, we are required to issue an aggregate of 359,394 shares of our common stock.

Issuance of Options Under Our 2009 Equity Incentive Plan

On March 2, 2009, our board of directors adopted our 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. On March 11, 2009 (the “Record Date”), we obtained the written consent of the holders of 15,414,577 shares of our common stock, which as of the Record Date represented approximately 52.7% of our outstanding voting securities, to adopt our 2009 Equity Incentive Plan.  1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan.

Following the adoption of the Plan, our board of directors approved the grant of stock option awards to our executive officers and directors, as set forth in the table below:

Equity Compensation Grants

Name	Title	Stock Option Awards(1)
Yang Yong Shan	Chief Executive Officer, President and Chairman of the Board	360,000
Shu Kaneko	Chief Financial Officer, Secretary and Director	300,000
Niu Wan Chen	Vice President of Sales and Director	15,200
Qin Si Bo	Vice President of Production and Director	15,200
Yuan Yong Wei	Vice President of Operation and Director	12,800

The amounts shown in the table reflect the number of shares of our common stock issuable upon exercise of the stock options awarded.  The options were issued under the Plan.  Each option has an exercise price of $0.42 per share, which was the closing price of our common stock on the OTCBB on March 2, 2009, the date on which the options were granted.  Each option has a term of ten (10) years from the date of grant and will vest with respect to 25% of the shares underlying the option on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The financial and business analysis in this Annual Report on Form 10-K (the “Report”) provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Report.

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 95%, 3% and 2% of our sales, respectively. Through our network of over 800 salespeople, our products are distributed throughout 20 provinces in the People’s Republic of China (“PRC”), and sold in over 5,800 retail outlets.

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

Because of our close proximity to its sources of fresh milk, we are able to complete the production process in approximately 30 hours, which is faster than competitors of ours that are not similarly situated.  We produced approximately 7,000 tons of milk powder at our facility in Be’ian City, Heilongjiang Province, PRC in fiscal 2007, up from approximately 5,000 tons in fiscal 2006.  In 2008, by adding a third shift to the existing two shifts working schedule, we produced approximately 9,000 tons of milk powder.  In addition, in July 2008, through our wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC, which will enable us to produce an additional 9,000 tons of milk powder in 2009 and a total of 18,000 tons of milk powder annually in 2010.  As a result, we believe we will have the capacity to produce approximately 27,000 tons of milk powder per year by fiscal 2010.  It is expected that our production of rice powder and soymilk powder will also increase in volume, while continuing to comprise an aggregate of approximately 5% of our overall sales.

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

Simultaneously with the Reverse Merger, we sold 1,333,333 units of our securities to John V. Winfield, consisting of: (i) 1,333,333 shares of our common stock, $.001 par value per share, (ii) warrants to purchase 266,667 shares of our common stock, at an exercise price of $0.94 per share (“Warrant W-1”), and (iii) warrants to purchase 1,333,333 shares of our common stock, at an exercise price of $1.50 per share (“Warrant W-2”), for an aggregate purchase price of $1,000,000 (the “First Offering”).  In addition, we sold 2,061,227 units of our securities to certain additional “accredited investors” (the “Initial Purchasers”), consisting of (i) 2,061,227 shares of our common stock, (ii) warrants to purchase 412,245 of our common stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) warrants to purchase 2,061,227 of our common stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”).  The rights and obligations under Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

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

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with each of Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders).  Prior to the termination of the Put/Call Agreements on March 3, 2009, we had the right to repurchase an aggregate of 1,944,444 shares of our common stock from the Put/Call Shareholders under certain circumstances, and the Put/Call Shareholders had the right to cause us to repurchase such shares at $1.63 per share if certain events occur.  The Put/Call Agreements are further described in “- Liquidity and Capital Resources - Put/Call Agreements” below.

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

As of March 2, 2009, an aggregate of 183,457 of the Class A Warrants and 175,937 of the Class B Warrants were tendered at reduced exercise prices, as further described in “- Recent Developments - Warrant Tender Offer” below.

In connection with the First Offering and Second Offering (collectively, the “October Offerings”), we engaged finders and placement agents to whom we paid fees in the aggregate of $700,452, and granted (i) warrants to purchase an aggregate of 106,667 shares of our common stock, at an exercise price of $0.94 per share, the terms and conditions of which are identical to the those of Warrant W-1, and (ii) warrants to purchase 392,639 shares of our common stock, at an exercise price of $2.04, the terms and conditions of which are identical to the those of the Class A Warrants.  On March 2, 2009, the exercise price of 235,583 of these warrants was reduced from $2.04 to $1.63, as partial consideration for services rendered in connection with a consulting agreement the Company entered into with one of these parties.

Construction of New Production Facility

On May 22, 2008, we organized our wholly-owned subsidiary, HXD, under the laws of the PRC.  In July 2008, HXD commenced construction on a production facility to be located in Hailun City, Heilongjiang Province, PRC.  Initially, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually.  A second production line can be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We anticipate that production at this new facility will commence in the third quarter of fiscal 2009, assuming we obtain the $6.0 million we require to complete construction and fully equip the first production line.  The cost to add the second production line, would be an additional $15.0 million.  We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Sale of Notes and Warrants

In June 2008, we conducted a private offering of up to a maximum of (i) $3,000,000 of our 8% promissory notes (the “June Notes”) and (ii) warrants to purchase 300,000 shares of our common stock, at an exercise price of $2.61 per share (the “June Warrants”) (the “June Note Offering”). On June 12, 2008, one “accredited investor” purchased, for a purchase price of $1,500,000, a June Note in the principal amount of $1,500,000, and June Warrants to purchase 150,000 shares of our common stock.  On June 20, 2008, an additional “accredited investor” purchased, for a purchase price of $750,000, a June Note in the principal amount of $750,000, and June Warrants to purchase 75,000 shares of our common stock.  As of December 31, 2008, certain of the terms of the June Notes and June Warrants were amended.  The rights and obligations under the June Notes, as amended, are further described in “- Liquidity and Capital Resources - Promissory Notes” below.  The rights and obligations under the June Warrants, as amended as of December 31, 2008, are further described in “- Liquidity and Capital Resources - Warrants” below.

In connection with the June Note Offering, we engaged a placement agent to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our common stock, the terms and conditions of which are identical to the those of the June Warrants, as amended as of December 31, 2008.

On November 10, 2008, we sold to one “accredited investor,” for a purchase price of $500,000, a 10% promissory note (the “November Note”) in the principal amount of $500,000, and warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.61 per share (the “November Warrants”) (the “November Note Offering”).  The rights and obligations under the November Note are further described in “- Liquidity and Capital Resources - Promissory Notes” below.  The rights and obligations under the November Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

In connection with the November Note Offering, we engaged a placement agent to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our common stock, the terms and conditions of which are identical to the those of the November Warrants.

Warrant Tender Offer

As of April 24, 2008, we commenced an offer (the “Warrant Tender Offer”) to the holders of our then outstanding warrants, pursuant to which the holders had the opportunity to tender their warrants for shares of our common stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $0.75 per share of common stock;

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $1.20 per share of common stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $1.63 per share of common stock; and

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the Warrant Tender Offer could exercise some or all of such warrants at $2.61 per share of common stock.

We determined to reduce the exercise prices of the warrants by 20%, because it believed this would provide sufficient incentive to the holders to exercise their warrants early, even though they had no obligation to do so.

On March 2, 2009, we closed on the Warrant Tender Offer.  In connection with the Warrant Tender Offer:

•	A total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034.91; and

•	A total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,195.57.

As a result, we received gross proceeds of $758,230 and are required to issue an aggregate of 359,394 shares of our common stock.  These shares have not yet been issued due to an administrative issue we are addressing with our transfer agent.

Trends and Uncertainties

Economic Downturn

The recent worldwide economic downturn and market instability have made the business climate more volatile and more costly.  Although all of our business operations are currently conducted in China, our general business strategy may be adversely affected by unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

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

Industry Growth

The dairy market today in China is over $13.0 billion.  According to the website of China National Bureau of Statistics, between 2000 and 2007 the dairy industry in China experienced an average growth of 16% per year.  English-language copies of the reports of the China National Bureau of Statistics are available on its website, free of charge, at www.stats.gov.cn/english.  The dairy industry in China is projected to grow at rate of 15% per year from 2008 to 2012, to reach $32 billion by 2012.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in China outstrips supply by at least 2-to-1.  Production capacity has been the bottle neck for our growth in recent years, because production has not been able to keep up with demand.  We have commenced construction of a new production facility with an initial annual production capacity of 9,000 tons of milk powder, which is expected to start production in the third quarter of 2009.  We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs.  We have applied the net proceeds we received from the June Note Offering and November Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, and plan to apply the proceeds we receive from the Warrant Tender Offer, further described in “— Recent Developments — Warrant Tender Offer” above, toward the construction of this new production facility.  We have no additional commitments for the additional $6.0 million needed to complete the construction and equipping of the first production line at our new production facility.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Product Pricing and Raw Material Supply

Historically we have been able to obtain raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be available to us we grow.  However, we believe the recent worldwide increases in the cost and availability of commodities, such as rice and oil, will lead to increases in prices for such commodities.  To some extent, we will be able to increase the prices for our products to pass on higher raw material costs to consumers.  However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

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

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

The following summarizes changes in our operations for the fiscal years ended December 31, 2008 and 2007.  Net income decreased by $1,235,631, or 34.8%, from approximately $3,550,138 in the fiscal year ended December 31, 2007 to approximately $2,314,507 for the fiscal year ended December 31, 2008. The decrease in net income during the year ended December 31, 2008, as compared to the same time period in the prior year, was due to a one-time charge of $986,699 in liquidated damages resulting from our failure to satisfy certain registration requirements, combined with an increase in our operating expenses, which offset an increase in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Fiscal Years Ended December 31,
	2008	2007

Sales	$44,325,179	$29,618,008
Cost of Goods Sold	26,546,291	19,064,905
Gross Profit	$17,778,888	$10,553,103

Sales. Sales volume increased by 1,046 metric tons, or 13.2%, period on period to 8,976 metric tons for the fiscal year ended December 31, 2008, from 7,930 metric tons for the fiscal year ended December 31, 2007.  As a result, sales revenues increased by $14,707,171, or 49.7%, from $29,618,008 in the fiscal year ended December 31, 2007 to $44,325,179 for the fiscal year ended December 31, 2008. This increase was due to the following factors:

•	We expanded the market areas in the 20 provinces in which we sell our products and our products are now sold in over 5,800 retail outlets, up from approximately 5,600 in fiscal 2007;

•	Our products became increasing popular in mainland China due to our continued sales and marketing efforts; and

•
The average selling price for all products has increased by $1,203 per metric ton, as compared to the fiscal year ended December 31, 2007, because we produced more of our high end product line in fiscal 2008.

Sales by product line.  A break-down of our sales by product line for the years ended December 31, 2008 and 2007 is as follows:

	Fiscal Year Ended December 31,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	6,175	36,245,495	81.8	5,245	22,821,548	77.0	930
Rice powder	198	1,105,837	2.5	200	985,746	3.3	(2)
Soybean powder	477	882,185	2.0	404	641,053	2.2	73
Subcontracting	2,126	6,091,662	13.7	2,081	5,169,661	17.5	45
Total	8,976	44,325,179	100.0	7,930	29,618,008	100.0	1,046

There were various changes to the break-down of sales among our product lines over the fiscal year ended December 31, 2008, as we increased production in most all lines, but attempted to adjust our sales mix to higher margin products.  Soybean powder only accounted for 2.0% of our sales mix for the fiscal year 2008, at an average selling price of $1,849 per metric ton, as compared to 2.2% of our sales mix in fiscal year 2007, at an average selling price of $1,587 per metric ton.  Milk powder accounted for 81.8% of fiscal year 2008 sales mix, at an average selling price of $5,869 per metric ton, as compared to 77.0% of fiscal year 2007, at an average selling price of $4,351 per metric ton. We decreased our subcontract production during fiscal year 2008 to 13.7% of the sales mix, at an average selling price of $2,865 per metric ton, as compared to 17.5% of the sales mix in fiscal year 2007, at an average sales price of $2,484 per metric ton.

A breakdown of our average selling price by product line for the years ended December 31, 2008 and 2007 is as follows:

	Fiscal Year Ended December 31,
Average selling prices	2008	2007	Variance
	$	$	$	%
Milk powder	5,869	4,351	1,518	34.9
Rice powder	5,575	4,929	646	13.1
Soybean powder	1,849	1,587	262	16.5
Subcontracting	2,865	2,484	381	15.3
Total	4,938	3,735	1,203	32.2

Cost of Goods Sold.  Cost of goods sold increased by $7,481,386, or 39.2%, from $19,064,905 in the fiscal year ended December 31, 2007, to $26,546,291 for the fiscal year ended December 31, 2008. This increase was directly related to an increase in sales during fiscal year of 49.7%. Overall our cost per metric ton increased by $553, or 23.0%, to $2,957 per metric ton in the fiscal year ended December 31, 2008, as compared to $2,404 per metric ton in fiscal year ended December 31, 2007, due to increases in our sales and the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the years ended December 31, 2008 and 2007 is as follows:

	Fiscal Year Ended December 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
Milk powder	20,185,806	13,909,783	6,276,023	45.1
Rice powder	433,662	399,497	34,165	8.6
Soybean powder	580,684	419,621	161,063	38.4
Subcontracting	5,346,139	4,336,004	1,010,135	23.3
	26,546,291	19,064,905	7,481,386	39.2

Cost per units sold(per ton)
Milk powder	3,269	2,652	617	23.3
Rice powder	2,186	1,997	189	9.5
Soybean powder	1,217	1,039	178	17.1
Subcontracting	2,515	2,084	431	20.7
Average cost per unit sold	2,957	2,404	553	23.0

Gross Profit. Gross profit was $17,778,888, or 40.1% of our sales for the fiscal year ended December 31, 2008, as compared to gross profit of $10,553,103, or 35.6% for the fiscal year ended December 31, 2007. During the fiscal year ended December 31, 2008 our gross margin on milk powder increased to 44.3% from 39.1% in the prior year, due to an increase in the average sales price of 34.9% while there was a 23.3 % increase in the cost per metric ton from the fiscal year ended December 31, 2007.  The gross margin for soybean powder declined 0.3% to 34.2% in fiscal year 2008 as compared to 34.5% in fiscal year 2007 due to increase in the average cost per ton of 17.1% in fiscal year 2008 as compared to fiscal year 2007.

A breakdown of gross margin by product line for the years December 31, 2008 and 2007 is as follows:

	Fiscal Year Ended December 31,
	2008		2007		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	16,059,689	44.3	8,911,766	39.0	5.3
Rice powder	672,175	60.8	586,248	59.5	1.3
Soybean powder	301,501	34.2	221,432	34.5	(0.3)
Subcontracting	745,523	12.2	833,657	16.1	(3.9)
Total	17,778,888	40.1	10,553,103	35.6	4.5

Operating Expenses

	For the Fiscal Years Ended December 31,
	2008	2007
Operating Expenses
Selling expenses	$10,602,185	$5,331,489
Administrative expenses	3,494,733	1,492,642
Depreciation and amortization	113,660	51,066
Total operating expenses	$14,210,578	$6,875,197

Selling Expenses. Selling expenses overall increased by $5,270,696, or 98.9%, from $5,331,489 in fiscal year ended December 31, 2007, to $10,602,185 for the fiscal year ended December 31, 2008. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $3,360,124, or 4,304.4%, to $3,438,187 in 2008, from $78,063 in 2007, due to our marketing campaign to increase brand awareness and sales.

•	Selling salaries increased by $637,682, or 47.2%, to $1,988,116 in 2008, from 1,350,434 in 2007, as amounts we paid to our sales staff rose due to increased sales.

•	Travelling expenses incurred by the sales staff increased by $405,714, or 58.7%, to $1,097,255 in 2008, from $691,541 in 2007, due to the expansion of our sales network.

•	Transportation expenses increased by $247,765, or 41.3%, to $847,055 in 2008, from $599,290 in 2007, as a result of our shipping of more product in 2008 as compared to 2007.

•	Outdoor promotion expenses increased by $280,885, or 305.2%, to $372,906 in 2008, from $92,021 in 2007, as part of our marketing campaign to increase brand awareness and sales.

•	Sales entertainment expenses increased by $180,813, or 41.7%, to $614,953 in 2008, from $434,140 in 2007, as we increased our sales network.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.  For a more complete discussion regarding the costs and profits of our retail sales model, see “Description of Business - Company Strategy - Market Strategy - Sales Channel.”

Administrative Expenses. Administrative expenses increased by $2,002,091, or approximately 134.1%, from $1,492,642 in fiscal year ended December 31, 2007, to $3,494,733 for the fiscal year ended December 31, 2008. The major factors in the increase in administrative expenses are as follows:

•	Additional liquidated damages incurred in 2008 of $986,699, due to our failure to satisfy registration requirements under registration rights agreements.

•	Increase of administrative salaries of $175,116, or 97.4%, to $354,992 in 2008, from $179,876 in 2007, as a result of our hiring of four additional administrative personnel during 2008.

•
Increase in legal and accounting expenses of $943,704, or 3,057.2%, to $797,899 in 2008, from $25,273 in 2007, due to increased costs related to our first full fiscal year of public company reporting requirements.

•
Increase of travel expenses of $89,778, or 78.6%, to $204,009 in 2008, from $114,231 in 2007, due to the increased travel by our administrative personnel in connection with efforts to raise financing to fund our growth.

•	Increase of investor relations expenses of $152,552, or 11,389.9%, to $153,891 in 2008, from $1,339 in 2007, due to our first full fiscal year as a public company.

Provision for Income Taxes

	For the Fiscal Years Ended December 31,
	2008	2007
Provision for Income Taxes
Current	$840,198	$118,325
Deferred	—	—
	$840,198	$118,325

Provision for Income Taxes. Income taxes increased by $721,873, or 610.0%, from $118,325 in fiscal year ended December 31, 2007, to $840,198 for the fiscal year ended December 31, 2008. This increase was due to the increase in our taxable income in our operating subsidiaries.

Liquidity and Capital Resources

Uses of Capital

	For the Fiscal Years Ended December 31,
	2008	2007

Net cash provided by operating activities	$6,326,610	$1,892,430

Net cash used in investing activities	(8,517,186)	(3,404,751)

Net cash provided by financing activities	$2,458,126	$7,119,077

Net Cash Provided By Operating Activities.  For the fiscal year ended December 31, 2008, $6,326,610 was provided by operating activities, compared with $1,892,430 provided by operating activities for the fiscal year ended December 31, 2007. Our net cash flows provided from operating activities during 2008 were due to the following factors:

•	Deposits on contracts decreased by $1,459,633, due to completion of such contracts.

•	Trade accounts receivable increased by $716,373, due to the increased level of sales during the year.

•	Advances to suppliers and other receivables increased by $346,398, due the increase in our level of production during 2007.

•	We reduced inventory at December 31, 2008 by approximately $182,562, due to better management of the production process.

•	Accounts payable and accrued expenses increased by $1,954,450 at December 31, 2008, as compared to 2007, due increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the fiscal year ended December 31, 2008, we used $8,517,186 in investing activities, compared with $3,404,751 used in investing activities for the fiscal year ended December 31, 2007. Our increase in net cash flows used in investing activities during 2008 was due to our purchase of land use rights for a new production facility in the amount of $1,286,290, our purchase of fixed assets of $1,125,542, a deposit on equipment for the new production facility of $3,712,883 and construction in process of $2,392,471.

Net Cash Provided By Financing Activities.  For the fiscal year ended December 31, 2008, $2,458,126 was provided by financing activities, compared with $7,119,077 provided by financing activities for the fiscal year ended December 31, 2007. We raised $2,750,000 through the sale of promissory notes payable and warrants during 2008. We also paid off notes payable of $291,874 in the year ended December 31, 2008.

General

In recent years, the Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production.  Over the same period, our products have become increasing popular in mainland China due to our continued sales and marketing efforts.  As a result, we have experienced tremendous growth well above the industry average during recent years. Sales increased from approximately $7.9 million in 2005 to approximately $44.3 million in 2008, a 461% increase over three years.  Net income increased from approximately $0.7 million in 2005 to approximately $2.3 million in 2008, a 220% increase over three years. Following the same trend, working capital increased from approximately $1.4 million in 2005 to approximately $10.7 million in 2008, including cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2008.

Cash and cash equivalents at December 31, 2008 increased by 11.9% to $7,343,588, from $6,560,931 at December 31, 2007. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. We are expecting the cash flows to fluctuate in the future as we try to raise funds from the capital markets to implement our growth strategy.

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

In July 2008, we commenced construction of a new production facility.  The first phase of this project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs.  Upon completion of the first phase, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually.  We anticipate that production at this new facility will commence in the third quarter of fiscal 2009, assuming we obtain the remaining $6.0 million we require to complete construction and fully equip the first production line. In the second phase, a second production line may be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. The cost to add the second production line, would be an additional $15.0 million.

Historically we relied on investments by our Chief Executive Officer and shareholders, and bank loans, to meet our cash and capital expenditures. However, as the amount of capital expenditures increases, we will depend more on the capital markets to raise funds through private and public offerings of equity and/or debt.

In connection with the October Offerings, we received aggregate net proceeds of $4,395,104. The net proceeds from the October Offerings were used in connection with the Repurchase Transaction, to pay expenses related to our Reverse Merger and October Offerings, and for general working capital purposes. The Repurchase Transaction, Reverse Merger and October Offerings are further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above.

In June 2008, we closed the June Note Offering, pursuant to which we received aggregate gross proceeds of $2,250,000. In addition, on November 10, 2008, we closed the November Note Offering, pursuant to which we received aggregate gross proceeds of $500,000.  We used the gross proceeds from the June Note Offering and the November Note Offering primarily for (a) the construction and equipping of our new production facility, and (b) expenses related to these offerings. The June Note Offering and November Note Offering are further described in “- Recent Developments - Sale of Notes and Warrants” above.

 As of April 24, 2008, we commenced the Warrant Tender Offer, pursuant to which the holders of warrants received in connection with the October Offerings had the opportunity to tender their warrants for shares of our common stock at a reduced exercise prices. On March 2, 2009, we closed on the Warrant Tender Offer.  In connection with the Warrant Tender Offer:

•	total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034.91; and

•	A total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,195.57.

As a result, we received gross proceeds of $758,230 and are required to issue an aggregate of 359,394 shares of our common stock.  These shares have not yet been issued due to an administrative issue we are addressing with our transfer agent.  We plan to use the gross proceeds we received from the Warrant Tender Offer for (a) the construction and equipping of our new production facility, and (b) expenses related to this offer.

We have no additional commitments for additional financing we may need to complete the construction of our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition to constructing our new production facility, we have purchased an office building located in Heilongjiang Province, PRC, for approximately $1.8 million, which will serve as our corporate headquarters.  The purchase price of this building was paid out of our retained earnings.

Currently, we spend about 8% - 12% of total revenues on advertising and promotional plans through out the year. We spent approximately $3.0 million, $1.9 million and $0.8 million on advertising and promotion in fiscal 2007, 2006 and 2005, respectively. We plan to keep spending an aggregate of between $4.0 million and $5.0 million on advertising and promotion in fiscal 2009, which will still fall within our standard budget for advertising and promotion of 8% - 12% of total revenues. The funds for advertising and promotion will generally come out of our earnings.

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

We have not yet satisfied these registration requirements and, as a result, accrued a total of $1,201,998 in liquidated damages through October 19, 2008, the date the shares purchased in the October Offerings became eligible for sale pursuant to Rule 144 under the Securities Act of 1933, as amended.  We have not yet paid any of the liquidated damages, which are payable in cash or shares of our common stock, at our discretion.  If paid in shares of common stock, the shares will be valued at $1.80 per share, the closing price on the Over-the-Counter Bulletin Board on October 20, 2008, resulting in the issuance of approximately 667,777 shares of our common stock.

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

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with the Put/Call Shareholders.  Pursuant to the Put/Call Agreements, we had an option to repurchase an aggregate of 1,944,444 shares of the Company’s common stock (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions were met (the “Call Option Conditions”):

•
either (a) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares had been declared effective by the SEC, and had been kept continuously effective by us, or (b) all of the Put/Call Shares were available for sale without registration pursuant to Rule 144 under the Securities Act of 1933 (“Rule 144”); and

•
the closing price of a share of our common stock as traded on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board (or such other exchange or stock market on which the common stock may be listed or quoted) equaled or exceeded $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date notice of exercise of a Call Option was given by us.

In addition, pursuant to the Put/Call Agreements, the Put/Call Shareholders had the right to cause us to repurchase the Put/Call Shares (the “Put Right”), for a price of $1.63 per share (the “Put Purchase Price”), if:

•	we failed to exercise our Call Option within ten (10) days of a date on which all of the Call Option Conditions had been met; or

•	we consummated a private offering of our securities of $5,000,000 or greater (a “Qualified Offering”);

•	we failed to consummate a Qualified Offering on or prior to October 9, 2009 (each of the aforementioned conditions, a “Put Right Trigger”).

Initially, our failure to (i) file the Registration Statement within thirty (30) business days of October 9, 2007 (the “Filing Date”), (ii) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred eighty (180) calendar days after the Filing Date, or (iii) keep the Registration Statement continuously effective until all of the “Registrable Securities” were available for sale without registration pursuant to Rule 144, would also have served as a Put Right Trigger.  However, as of April 9, 2008, the Put/Call Shareholders agreed to amend the Put/Call Agreements to delete this provision.  We did not pay any consideration to the Put/Call Shareholders in connection with their waiver of this provision.

We had recorded the value of the Put/Call Agreements as a liability in the aggregate amount of $3,169,444 as of October 9, 2007, based on the fair market value of the underlying common stock of $1.63 as of such date.

The parties mutually agreed that it was in the best interests of the Company and its stockholders for the Put/Call Agreements to be terminated.  Therefore, as of March 3, 2009, the Put/Call Agreements were terminated.

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

Prior to the exercise of 183,457 of the Class A Warrants in our Warrant Tender Offer (as previously described), our Class A Warrants represent the right to purchase an aggregate of 981,591 shares of our common stock, at an exercise price of $2.04 per share. The Class A Warrants will expire on the three-year anniversary of their date of issuance. The Class A Warrants will be exercisable for cash only, provided a registration statement covering the shares of common stock underlying the Class A Warrants is effective. The number of shares of common stock to be deliverable upon exercise of the Class A Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. Warrants to purchase 392,639 shares of our common stock issued to finders and placement agents, have terms and conditions identical to the those of the Class A Warrants; except that, as of March 2, 2009, the exercise price of 235,583 of these warrants was reduced from $2.04 to $1.63, as partial consideration for services rendered in connection with a consulting agreement the Company entered into with one of these parties.

Prior to the exercise of 175,937 of the Class B Warrants in our Warrant Tender Offer (as further described below), the Class B Warrants represent the right to purchase an aggregate of 4,907,973 shares of our common stock, at an exercise price of $3.26 per share. The Class B Warrants will expire on the two-year anniversary of their date of issuance. The Class B Warrants will be exercisable for cash only, provided a registration statement covering the shares of common stock underlying the Class B Warrants is effective. The number of shares of common stock to be deliverable upon exercise of the Class B Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of common stock underlying the Class B Warrants is declared effective, we will have the ability to call the Class B Warrants at a price of $0.01 per Class B Warrant, upon thirty (30) days prior written notice to the holders of the Class B Warrants, if the closing price of the common stock exceeded $4.08 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us.

Warrant W-1, Warrant W-2, the Class A Warrants and the Class B Warrants (collectively, the “2007 Warrants”) provide that in no event shall the holder be entitled to exercise a number of 2007 Warrants (or portions thereof) in excess of the number of 2007 Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unexercised 2007 Warrants and the unexercised or unconverted portion of any of our other securities (subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of common stock issuable upon exercise of the 2007 Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the holder and its affiliates of more than 9.9% of the outstanding shares of common stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of the 2007 Warrants may be waived by written agreement between us and the holder; provided, however, such waiver may not be effective less than ninety-one (61) days from the date thereof.

As of April 24, 2008, we commenced the Warrant Tender Offer, pursuant to which the holders of the 2007 Warrants had the opportunity to tender their 2007 Warrants for exercise prices reduced by 20%. The Warrant Tender Offer is further described in “Recent Developments - Warrant Tender Offer” above. On March 2, 2009, we closed on the Warrant Tender Offer.  In connection with the Warrant Tender Offer:

•	a total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034.91; and

•	a total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,195.57.

As a result, we received gross proceeds of $758,230 and are required to issue an aggregate of 359,394 shares of our common stock.  We plan to use the gross proceeds we received from the Warrant Tender Offer for (a) the construction and equipping of our new production facility in Hailun City, Heilongjiang Province, PRC, and (b) expenses related to the Warrant Tender Offer.

If all of the remaining 2007 Warrants (including warrants issued to finders and placement agents) were exercised for cash pursuant to their terms, we would receive $20,299,513 in proceeds.

In June 2008 we closed the June Note Offering, pursuant to which we granted the June Warrants. The June Note Offering is further described in “Recent Developments - Sale of Notes and Warrants” above. As amended on December 31, 2008, the June Warrants represent the right to purchase an aggregate of 225,000 shares of our common stock, at an exercise price of $1.63 per share. The June Warrants will expire five years after the date of issuance. The June Warrants may be exercised for cash only. The number of shares of our common stock deliverable upon exercise of the June Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. A holder of the June Warrants will not be entitled to exercise a number of June Warrants in excess of the number of June Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our common stock, unless this provision is waived by written agreement between us and the holder not less than sixty-one (61) days from the date of such waiver.

In connection with the June Note Offering, we engaged a placement agent to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our common stock, the terms and conditions of which are identical to the those of the June Warrants, as amended.

If all of the June Warrants (including warrants issued to a placement agent) were exercised for cash pursuant to their terms, we would receive $440,000 in proceeds.

In November 2008 we closed the November Note Offering, pursuant to which we granted the November Warrants.  The November Note Offering are further described in “Recent Developments - Sale of Notes and Warrants” above.  The November Warrants represent the right to purchase an aggregate of 50,000 shares of our common stock, at an exercise price of $2.61 per share. The November Warrants will expire three years after the date of issuance. The November Warrants may be exercised for cash only. The number of shares of our common stock deliverable upon exercise of the November Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. A holder of the November Warrants will not be entitled to exercise a number of November Warrants in excess of the number of November Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our common stock, unless this provision is waived by written agreement between us and the holder not less than sixty-one (61) days from the date of such waiver.

In connection with the November Note Offering, we engaged a placement agent to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our common stock, the terms and conditions of which are identical to the those of the November Warrants.

If all of the November Warrants (including warrants issued to a placement agent) were exercised for cash pursuant to their terms, we would receive $195,750 in proceeds.

We have granted the holders of June Warrants and November Warrants “piggyback” registration rights with respect to the shares underlying their warrants.

Promissory Notes

In the June Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, we also issued the June Notes. As amended on December 31, 2008, the June Notes will bear interest at a rate of 10% until they become due and payable on December 31, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the June Notes at any time without penalty, upon 15 days prior written notice. Each holder of the June Notes has the right to be prepaid any amounts due under his, her or its June Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the June Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each June Note if: (a) we fail to pay principal or interest when due on the June Note; (b) we breach any material covenant or other material term or condition contained in the June Note or securities purchase agreement entered into in connection with the June Note Offering (the “June Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the June Note or the June Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under a June Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the June Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the June Note or any other right or remedy afforded by law.

In the November Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, we also issued the November Note. The November Note will bear interest at a rate of 10% until it becomes due and payable on November 10, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the November Note at any time without penalty, upon 15 days prior written notice. The holder of the November Note has the right to be prepaid any amounts due under his November Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more. So long as we have any obligation under the November Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) sell, lease or otherwise dispose of any significant portion of its assets; (d) lend money, give credit or make advances; or (e) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the November Note if: (a) we fail to pay principal or interest when due on the November Note; (b) we breach any material covenant or other material term or condition contained in the November Note or securities purchase agreement entered into in connection with the November Note Offering (the “November Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the November Note or the November Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under the November Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the November Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in Risk Factors beginning on page 20 of this report for more information.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of December 31, 2008, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$1,591,236	$1,591,236	—	—	—
Construction contract	6,398,084	6,398,084	—	—	—
Debt Obligations	3,123,301	3,123,301	—	—	—
Advertising contract	910,290	910,290	—	—	—
Operating leases	147,798	147,798	—	—	—
Total:	$12,170,709	$12,170,709	—	—	—

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

We do not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday  expires (See Note 10 to the footnotes to financial statements included in Item 8 of this report). We do not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

We do not accrue United States income tax on unremitted earnings from foreign operations, as it is our intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the “Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council,” which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.  XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

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

A provision has not been made at December 31, 2008 for U.S. or additional foreign withholding taxes on approximately $13,558,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of Statement of Financial Accounting Standards (SFAS) 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions.  We adopted FIN 48 effective January 1, 2007.

We recognize that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, we cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of December 31, 2008, is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Warrants

We evaluate our warrants on an ongoing basis considering the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The warrants are evaluated considering the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, considering EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.”

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity

In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we account for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.

Retirement benefit costs

According to the PRC’s regulations on pensions, we contribute to a defined contribution retirement program organized by the municipal government in the province in which we were registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while we contribute the balance contribution of 21.5% to 15.5%. We have no other material obligation for the payment of retirement benefits beyond the annual contributions under this program.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006.

Fair value of financial instruments

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107).  SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2008 and 2007 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements.  We adopted SFAS No. 157 on January 1, 2008.

We have not adopted SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by FASB Staff Position No. FAS 157-2, which provided a deferral of such provisions until 2009.  We are in the process of evaluating the impact, if any, of applying these provisions on its consolidated financial position and results of operations.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  We had no financial assets and/or liabilities carried at fair value on a recurring basis at December 31, 2008.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.  For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion.  For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Recent accounting pronouncements

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to our financial statements. Management adopted this Statement on December 31, 2006 and  the adoption of SFAS No. 158 did not have a material impact to our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact us in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS 161.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect SFAS 162 to have a material impact on our future consolidated results of operations or its financial position.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. The EITF reached a consensus on Issue No. 08-4, which provides such guidance and requires that (1) conforming changes made to Issue No. 98-5 resulting from Issue No. 00-27 and SFAS No. 150 be effective for financial statements of fiscal years ending after December 15, 2008, with early application allowed, and (2) the effect of applying the conforming changes be presented retrospectively (with the cumulative effect of the change reported in retained earnings as of the beginning of the first period presented). The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.”  In EITF Issue 07-5, the EITF reached the consensus that evaluation of whether an equity-linked financial instrument (or embedded feature) is indexed to the company's own stock should be based on a two-step approach. Under the two-step approach, an equity-linked financial instrument (or embedded feature) is not deemed indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency (but the determination of whether the instrument is indexed to the company's own stock is not affected by the currency in which the underlying shares are traded). Also, market-based employee stock valuation instruments are not considered to be indexed to the entity's own stock (presumably because they are influenced by, among other factors, employee behavior, which is not an input used to estimate the fair value of the forward contract or option). An exercise contingency is a provision entitling the entity (or the counterparty) to exercise an equity-linked financial instrument or embedded feature based on changes in an underlying, which includes the occurrence (or nonoccurrence) of a specified event. Provisions that accelerate the timing of the entity's (or counterparty's) ability to exercise an instrument or that extend the length of time that an instrument is exercisable are exercise contingencies. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact of  EITF 07-5.

In July 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Unvested Share-Based Awards as Participating Securities for EPS Purposes” (FSP No. EITF 03-6-1).  FSP No. EITF 03-6-1 clarifies the circumstances under which unvested share-based payment awards should be considered participating securities for purposes of determining basic earnings per share (EPS). FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (and for interim periods within such years). We are currently assessing the impact of FSP No. FAS 157-3.

In December 2008, the FASB issued FASB Staff Position (FSP) no. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  The FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 123(R)-1 are to be provided for fiscal years beginning after December 15, 2009.  We are currently assessing the impact of FSP No. FAS 123(R)-1.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Financial Statements and Supplementary Data.

Financial Statements for the years ended December 31, 2008 and 2007 (see pages F-1 through F- hereof).

EMERALD DAIRY INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

CONTENTS

Independent Auditors’ Report of Windes & McClaughry Accountancy Corporation	F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income	F-5

Consolidated Statements of Cash Flows	F-6

Footnotes to Consolidated Financial Statements	F-7 - F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Emerald Dairy, Inc.:

We have audited the accompanying consolidated balance sheets of Emerald Dairy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and accumulated other comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2008.  Emerald Dairy, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Dairy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows the each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry Accountancy Corporation
Long Beach, California
April 7, 2009

 Emerald Dairy Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2008

	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$7,343,588	$6,560,931
Trade accounts receivable,net	6,146,228	5,096,828
Inventory, net	883,233	1,000,427
Advances to equipment supplier	3,712,883	-
Advances to suppliers and other receivables	549,835	761,409
Deposits	74,614	3,175,342
Total current assets	18,710,381	16,594,937

Property, plant and equipment
Property, plant and equipment, net	6,101,566	3,320,081
Contruction in progress	2,482,339	-
	8,583,905	3,320,081

Intangible assets, net	1,380,089	115,228

	$28,674,375	$20,030,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,264,066	$2,126,194
Accrued expenses	1,387,881	268,996
Notes payable, net of debt discount of $87,888 at December 31, 2008	2,662,112	273,973
Advances from employees	248,424	301,644
Taxes payable	480,435	313,333
Loan from shareholder	210,265	196,526
Total current liabilities	8,253,183	3,480,666

Put/Call Liability	-	3,169,444

Commitments and Contingencies (Note 21)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at December 31, 2008 and 2007)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
31,243,776 and 31,241,276 issued and outstanding at December 31, 2008
and 2007, respectively)	31,244	31,241
Treasury Stock (1,944,444 shares at December 31, 2008 and 2007)	(1,944)	(1,944)
Additional paid-in capital	8,225,922	4,666,244
Retained earnings (of which $1,314,861 and $659,903 are restricted at
December 31, 2008 and 2007, respectively, for common welfare reserves)	10,106,402	7,791,895
Accumulated other comprehensive income	2,059,568	892,700
Total stockholders' equity	20,421,192	13,380,136

	$28,674,375	$20,030,246

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales	$44,325,179	$29,618,008

Cost of Goods Sold	26,546,291	19,064,905

Gross Profit	17,778,888	10,553,103

Operating Expenses
Selling expenses	10,602,185	5,331,489
Adminstrative expenses	3,494,733	1,492,642
Depreciation and amortization	113,660	51,066
Total operating expenses	14,210,578	6,875,197

Other Income (Expense)
Interest income	13,041	9,724
Interest expense	(426,646)	(19,167)
Total other income (expense)	(413,605)	(9,443)

Net Income Before Provision for Income Tax	3,154,705	3,668,463

Provision for Income Taxes
Current	840,198	118,325
	840,198	118,325

Net Income	$2,314,507	$3,550,138

Basic Earnings Per Share	$0.08	$0.15

Basic Weighted Average Shares Outstanding	29,299,332	24,211,872

Diluted Earnings Per Share	$0.08	$0.15

Diluted Weighted Average Shares Outstanding	29,518,067	24,271,991

The Components of Other Comprehensive Income
Net Income	$2,314,507	$3,550,138
Foreign currency translation adjustment	1,767,982	962,241
Income tax related to other comprehensive income	(601,114)	(327,162)

Comprehensive Income	$3,481,375	$4,185,217

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income
For the Years Ended December 31, 2008 and 2007

	Common Stock					Accumulated
	Number			Additional		Other	Total
	of	Par	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Value	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2006	20,416,658	$20,417	$-	$999,464	$4,241,757	$257,621	$5,519,259

Private placement of common stock	3,888,888	3,889	-	1,996,111	-	-	2,000,000
Effects of recapitalization	694,424	694	-	(694)	-		-
Private placement of common stock
and warrants, net of expenses	6,241,306	6,241	-	8,008,307	-	-	8,014,548
Warrants issued for syndication fees	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	(1,944)	(3,167,500)	-	-	(3,169,444)
Put/Call agreement for common stock	-	-	-	(3,169,444)			(3,169,444)
Foreign currency translation adjustment	-	-	-	-	-	635,079	635,079
Net income for the year ended
December 31, 2007	-	-	-	-	3,550,138	-	3,550,138

Balance at December 31, 2007	31,241,276	31,241	(1,944)	4,666,244	7,791,895	892,700	13,380,136

Transfer agent correction of shares	2,500	3	-	(3)	-	-	-
Warrants issued as loan discount	-	-	-	305,163	-	-	305,163
Warrants issued for issuance costs	-	-	-	85,074	-	-	85,074
Termination of Put/Call agreement				3,169,444			3,169,444
Foreign currency translation adjustment	-	-	-	-	-	1,166,868	1,166,868
Net income for the year ended
December 31, 2008	-	-	-	-	2,314,507	-	2,314,507

Balance at December 31, 2008	31,243,776	$31,244	$(1,944)	$8,225,922	$10,106,402	$2,059,568	$20,421,192

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net Income	$2,314,507	$3,550,138
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	438,521	203,669
Amortization of loan discount	217,275	-
Capitalized interest	(89,868)	-
Net change in assets and liabilities
Trade accounts receivable	(716,373)	(806,146)
Inventory	182,562	622,842
Advances to suppliers and other receivables	346,398	(478,594)
Deposits	1,459,633	(1,534,247)
Accounts payable	998,946	(23,018)
Accrued expenses	1,101,309	228,533
Advances from employees	(72,929)	21,779
Taxes payable	146,629	107,474

Net cash provided by operating activities	6,326,610	1,892,430

Cash flows from investing activities
Deposit on equipment purchase	(3,712,883)	(1,641,095)
Construction in progress	(2,392,471)	-
Purchases of fixed assets and intangibles	(2,411,832)	(1,763,656)

Net cash used in investing activities	(8,517,186)	(3,404,751)

Cash flows from financing activities
Sale of stock for cash	-	10,014,548
Repayments of notes payable	(291,874)	-
Advances on notes payable	2,750,000	273,973
Repurchase of common stock	-	(3,169,444)

Net cash provided by financing activities	2,458,126	7,119,077

Effect of exchange rate	515,107	313,011

Net increase in cash	782,657	5,919,767

Cash and cash equivalents at beginning of period	6,560,931	641,164

Cash and cash equivalents at end of period	$7,343,588	$6,560,931

Supplemental disclosure of cash flow information

Interest paid	$1,295	$19,167

Enterprise incomes taxes paid	$629,515	$215,859

Supplemental schedule of noncash investing and financing activities
Warrants issued as loan discount	$305,163	$-
Warrants issued as loan issuance cost	$85,074

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

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

XAL is a dairy company engaged in manufacturing of milk, soybean and rice powder. Through the Company’s network of over 800 salespeople, the Company’s products are distributed throughout 20 provinces in the People’s Republic of China, and sold in over 5,800 retail outlets.

Prior to September 23, 2006, XAL owned 57.69% of Heilongjiang Be’ian Nongken Changxing LvBao Dairy Limited Liability Company (“LvBao”) with the remaining balance being held by the Company’s sole shareholder. On September 23, 2006, the remaining 42.31% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes. LvBao was formed on January 20, 2000 and is engaged in manufacturing and sales of dairy products.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XAL, LvBao and HXD. All inter-company transactions and balances have been eliminated in consolidation.

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

Significant estimates and assumptions by management include, among others, values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory, deferred tax assets, property, plant and equipment, reserve for employee benefit obligations, stock warrant valuation, income tax uncertainties and other uncertainties. Actual results may differ from these estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in The Peoples Republic of China and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2008, no U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

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

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and 2007 there was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for 2008 and 2007, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders.

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

Intangible Assets - Intangible assets consist of land use rights acquired by the Company and are amortized on a straight line basis over the lives of the rights agreements, which is fifty years and purchased patents which are amortized on a straight line basis over the remaining life of the patents which is five years.

Long Lived Assets - The Company reviews the carrying value of its long lived assets, such as property, plant, and equipment and purchased intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company evaluates the carrying value of long lived assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment at December 31, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of December 31, 2008, the Company has incurred and capitalized into construction-in-progress approximately $2,392,471 of construction costs and $89,868 of capitalized interest.  The estimated cost to be incurred in 2009 to complete the project is approximately $6,398,083.

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for 2008 and 2007 is as follows:

	2008	2007
Interest cost capitalized	$89,868	$—
Interest cost charged to income	426,646	19,167
	$516,514	$19,167

Foreign Currency - The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $1,166,868 and $635,079, for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the exchange rate was 6.823 Yuan and 7.3 Yuan per U.S. Dollar, respectively.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

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

As of December 31, 2008, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

Sales returns - The Company does not allow return of products except for unsold products after expiration date and for products that were damaged during shipment. The total amount of returned product is less than 0.05% of total sales. The cost of unsold products and damaged products are netted against sales and cost of goods sold, respectively.

Research and Development Costs – Research and development costs are expenses as incurred.

Advertising - The Company expenses advertising costs the first time the respective advertising takes place. These costs were included in selling, general and administrative expenses. The total advertising expenses incurred for the years ended December 31, 2008 and 2007 were $3,438,187 and $78,063, respectively.

Product display fees - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the years ended December 31, 2008 and 2007, these totaled $1,339,735 and $763,490, respectively.

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

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

A provision has not been made at December 31, 2008 for U.S. or additional foreign withholding taxes on approximately $13,558,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Warrants - the Company evaluates its Warrants (as defined in Note 14) on an ongoing basis considering the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The Warrants are evaluated considering the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities,  considering EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

3.	Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments - The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107). SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2008 and 2007 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008.

The Company has not adopted SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by FASB Staff Position No. FAS 157-2, which provided a deferral of such provisions until 2009. The Company is in the process of evaluating the impact, if any, of applying these provisions on its consolidated financial position and results of operations.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at December 31, 2008.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Recent accounting pronouncements

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

3.	Summary of Significant Accounting Policies

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

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

In December 2008, the FASB issued FASB Staff Position (FSP) no. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 123(R)-1 are to be provided for fiscal years beginning after December 15, 2009. The Company is currently assessing the impact of FSP No. FAS 123(R)-1.

4.	Concentrations of Business and Credit Risk

The Company conducts all of its primary trade in Peoples Republic of China (PRC).  There can be no assurance that the Company will be able to successfully conduct its trade, and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependant on foreign trade in PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2008 none of the U.S. cash balances are in excess of insured amounts.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

4.	Concentrations of Business and Credit Risk (Continued)

Milk powder is historically 75% to 80% of our total sales. Dairy product consumption in China has historically been lower than in many other countries in the world.  Growing interest in milk products in China is a relatively recent phenomenon which makes the market for our products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of our products in particular.  There is substantial risk that the market may not accept or be receptive to our products.  Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing.  Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit our revenues and profitability.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

Recently, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can’t be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, won’t lead to decreased demand for milk powder products produced within China, thereby having a material adverse effect on our business.

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

For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or more of sales revenues.

As of December 31, 2008, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements for the two years ended December 31, 2008 and 2007.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007

	2008	2007
Current assets:
Cash	$169,324	$826,191
Prepaid expenses	80,669	-

Total current assets	249,993	826,191

Property and equipment, net	2,834	2,117

Investment in subsidiaries, reported on equity method	24,376,090	15,937,908

Total assets	$24,628,917	$16,766,216

Current liabilities:
Accounts payable and accrued expenses	$1,545,613	$215,299
Notes payable, net of debt discount of $87,888 at December 31, 2008	2,662,112	-

Total current liabilities	4,207,725	215,299

Put/Call Liability	—	3,169,444
	4,207,725	3,384,743

Stockholders' equity:
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2008
Common stock, $.001 par value; 100,000,000 shares authorized; 31,243,776 and 31,241,276 shares issued and outstanding December 31, 2008 and 2007	31,244	31,241
Treasury stock (1,944,444 shares at December 31, 2008 and 2007)	(1,944)	(1,944)
Additional paid-in capital	8,225,922	4,625,886
Accumulated other comprehensive income	2,059,568	892,755
Retained earnings	10,106,402	7,833,535
Total stockholders' equity	20,421,192	13,381,473
Total liabilities and stockholders' equity	$24,628,917	$16,766,216

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

SALES	$—	$—
OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	2,529,024	695,431

Income from operations	(2,529,024)	(695,431)

OTHER INCOME (EXPENSE):
Interest income	8,596	3,695
Interest expense	(425,351)	—
Equity in earnings of unconsolidated subsidiaries	5,260,286	4,498,813

INCOME BEFORE INCOME TAXES	2,314,507	3,807,077

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	—	—

NET INCOME	$2,314,507	$3,807,077

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,314,507	$3,807,077
Adjustments to reconcile net income to operating activities -
Less : Equity in earnings of unconsolidated subsidiaries	(5,260,286)	(4,498,813)
Depreciation	443	-
Amortization of loan discount	217,275	-
Net change in assets and liabilities
Prepaid expenses	4,405	-
Accounts payable and accrued expenses	1,330,314	215,299
Net cash (used in) operating activities	(1,393,342)	(476,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,160)
Investments in subsidiaries	(2,012,365)	(6,454,992)
Net cash provided (used in) investing activities	(2,013,525)	(6,454,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	9,974,190
Advances on notes payable	2,750,000
Repurchase of common stock	-	(3,169,444)
Net cash provided by financing activities	2,750,000	6,804,746

Effect of exchange rate change on cash and cash equivalents	—	—

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(656,867)	826,191

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826,191	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$169,324	826,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

5.	Inventory

As of December 31, 2008 and 2007 inventory consists of the following:

	2008	2007
Raw materials	$557,128	$634,018
Work-in-process	299,931	349,334
Finished goods	17,305	8,490
Repair parts	8,869	8,585
	$883,233	$1,000,427

6.	Advances to equipment supplier

As of December 31, 2008 advances to equipment supplier consisted of $3,712,883 in advances on a contracted to purchase equipment from a supplier for the second processing facility under construction.  The $1,591,235 remaining on the contract will be due when the equipment is installed during 2009.

7.	Advances to suppliers and other receivables

As of December 31, 2008 and 2007, advances to suppliers and other receivables consist of the following:

	2008	2007
Advances to milk suppliers	$388,406	$652,398
Other Receivables	-	50,000
Advances to staff	76,712	18,924
Prepaid expenses	84,717	40,087
	$549,835	$761,409

8.	Deposits

As of December 31, 2008 and 2007, deposits consist of the following:

	2008	2007
Deposit on building purchase	-	1,101,370
Deposit on new facility site	-	539,725
Deposit on contract	74,614	1,534,247
	$74,614	$3,175,342

During the year ended December 31, 2008 the $1,101,370 deposit on the building was transferred to property, plant and equipment upon completion of the purchase of the building and the $539,725 deposit on the new facility site was transferred to intangible assets when the land use right agreement was completed.  During the year ended December 31, 2008, $1,459,633 of the advertising contract was completed and was recorded as advertising expense.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

9.	Property, Plant, and Equipment

As of December 31, 2008 and 2007, Property, Plant, and Equipment consist of the following:

	2008	2007
Building	$3,704,973	$1,007,475
Plant and Machinery	2,972,883	2,512,451
Motor vehicles	526,906	459,547
Dairy cows	242,102	211,220
Office equipment	59,739	52,696
	7,506,603	4,243,389
Less: Accumulated depreciation	(1,405,035)	(923,308)
	$6,101,568	$3,320,081

Depreciation expenses totaled $409,563 and $202,332 for the years ended December 31, 2008 and 2007, respectively, of which $323,457 and $152,549 were included as a component of cost of goods sold for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008 a deposit on the new building of $1,101,370 was transferred to property, plant and equipment upon completion of the purchase of the office building.

10.	Construction in progress

	December 31, 2008	December 31, 2007
Construction in progress	$2,482,339	$-

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

11.	Intangible Assets

	December 31, 2008	December 31, 2007
Land use rights	$1,356,384	$66,839
Patents	53,202	49,726
	1,409,586	116,565
Less: Accumulated amortization	(29,497)	(1,337)
	$1,380,089	$115,228

For the years ended December 31, 2008 and 2007, amortization expenses totaled $28,958 and $1,337, respectively.
Amortization expense is estimated to be $35,463 for each of the next five years.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

12.	Income Taxes

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

The components of net income (loss) before provision for income tax consist of following:

	Year Ended December 31,
	2008	2007
U.S. Operations	$(2,945,700)	$(832,000)
Chinese Operations	6,100,400	4,500,000
	$3,154,700	$3,668,000

The components of the provision for income taxes are approximately as follows:

	Year Ended December 31,
	2008	2007
Federal, State and Local	$-	$-
People’s Republic of China -Federal and Local	840,200	118,300
	$840,200	$118,300

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2008	2007
Income tax (benefit) provision at Federal statutory rate	$1,072,600	1,265,000
State income taxes, net of Federal benefit	189,300	311,000
U.S. tax rate in excess of foreign tax rate	(427,000)	(307,000)
Abatement of foreign income taxes	(1,161,200)	(1,464,300)
Increase in valuation allowance	1,166,500	313,600
Tax (benefit) provision	$840,200	$118,300

The Company has a U.S net operating loss carryforward of approximately $3,779,000 as of December 31, 2008 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of December 31, 2008.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

12.	Income Taxes (Continued)

The change in the valuation allowance as of December 31, 2008 and 2007 was $1,166,500 and $313,600, respectively.

The effects of the tax exemption per share were as follows:

	Year Ended December 31,
	2008	2007
Tax savings	$1,161,200	$1,464,300
Benefit per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Had the tax exemption not been in place for the years ended December 31, 2008 and 2007, the Company estimates the following proforma financial statement impact:

	Year Ended December 31,
	2008	2007
Net income before tax provision, as reported	$3,154,700	$3,668,000
Less Tax provision not exempted	840,200	118,300
Less Tax provision exempted	1,161,200	1,464,300
Proforma Net income	$1,153,300	$2,085,400
Proforma Net income per share
Basic	$0.04	$0.09
Diluted	$0.04	$0.09

13.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the years ended December 31, 2008 and 2007, respectively, the Company contributed $172,622 and $126,593 in pension contributions.

14.	Accrued Expenses

At December 31, 2008 and 2007 accrued expenses consisted of:

	December 31, 2008	December 31, 2007
Liquidated damages	$1,201,998	$215,299
Accrued payroll	56,404	42,174
Accrued interest	105,287	—
Accrued insurance	24,192	11,523
	$1,387,881	$268,996

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

15.	Notes payable

In June, 2008 the Company sold 8% promissory notes maturing December 31, 2008 and three-year warrants to purchase 225,000 shares of common stock at an exercise price of $2.61 for $2,250,000.  Any amount of principal or interest outstanding after December 31, 2008 will bear interest at a rate of 12%. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the proceeds from issuance of the notes were allocated to the notes and warrants based upon their relative fair values. This allocation resulted in allocating $210,600 to the warrants to be treated as loan discount to be amortized over the life of the notes. During the year ended December 31, 2008, $210,600 of the loan discount was amortized to interest expense. The following assumptions were used to calculate the fair value of the warrants using the Black - Scholes Model

Dividend yield	0%
Expected volatility	118.01%
Risk-free interest rate	3.35 – 3.17%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.61

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

In connection with the sale of the notes the Company paid a placement agent $122,500 in fees and delivered 45,000 three- year warrants to purchase 45,000 shares of common stock at an exercise price of $2.61. The warrants were valued at $46,507 using a Black-Scholes Model and together with the fee were treated as deferred issuance costs to be amortized over the life of the notes. Amortization of the deferred issuance costs for the year ended December 31, 2008 was $169,007.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	118.01%
Risk-free interest rate	3.35%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.61

In connection with the sale of the June 20, 2008 notes the Company paid legal fees of $15,000 that were treated as deferred issuance costs and are being amortized to interest expense over the life of the notes.

On December 31, 2008 the Company and the note holders entered into an agreement, pursuant to which:

(a)	the Maturity Date of each Original Note was extended from December 31, 2008 to December 31, 2009;

(b)	as of December 31, 2008, the initial interest rate of the Original Notes of 8% per annum was increased to 10% per annum;

(c)
activities related to the completion of the construction of the Company’s new production facility were carved out of the noteholders’ “Prepayment Option” and requirement for the Company to obtain the noteholders’ written consent for certain additional borrowings;

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

15.	Notes payable (Continued)

(d)	The expiration date of the Original Warrants was extended from the third anniversary of their original issue date to the fifth anniversary of their original issue date and;

(f)	The exercise price of the Original Warrants was reduced from $2.61 to $1.63.

In accordance with EITF 96-19. Debtor's Accounting for a Modification or Exchange of Debt Instruments, The Company evaluated the present value of the cash flows under the terms of the amended debt instrument to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment and the amended debt instrument should be initially recorded at fair value which was determined to be $2,209,887 with the discount to be amortized over the remaining life of the note. No debt extinguishment gain was recorded as the gain was offset by the value of the change in the warrants as computed per FAS123(R).

Per guidance in FAS123(R) the difference in the value of the warrants before and after the change in terms should be recorded as costs provided to the creditor.  The difference in the value was calculated to be $40,113, which is recorded as a loan discount to be amortized over the extended term of the notes to interest expense.

The fair value of the warrants as of December 31, 2008 before modification of the terms was calculated to be $91,191.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	149.89%
Risk-free interest rate	1.0%
Expected life	2.45 years
Stock price	$0.70
Exercise price	$2.61

The fair value of the warrants as of December 31, 2008 after modification of the terms was calculated to be $131,304.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	149.89%
Risk-free interest rate	1.0%
Expected life	4.45 years
Stock price	$0.70
Exercise price	$1.63

In November, 2008 the Company sold 10% promissory notes maturing November 10, 2009 and three-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.61 for $500,000.  Any amount of principal or interest outstanding after November 30, 2008 will bear interest at a rate of 12%. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the proceeds from issuance of the notes were allocated to the notes and warrants based upon their relative fair values. This allocation resulted in allocating $54,450 to the warrants to be treated as loan discount to be amortized to interest expense over the life of the notes. During the year ended December 31, 2008, $6,675 of the loan discount was amortized to interest expense.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

15.	Notes payable (Continued)

The following assumptions were used to calculate the fair value of the warrants using the Black - Scholes Model:

Dividend yield	0%
Expected volatility	131%
Risk-free interest rate	1.78%
Expected life	3 years
Stock price	$1.75
Exercise price	$2.61

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

In connection with the sale of the notes the Company paid a placement agent $40,000 in fees and delivered 25,000 three- year warrants to purchase 25,000 shares of common stock at an exercise price of $2.61. The warrants were valued at $30,544 using a Black-Scholes Model and together with the fee were treated as deferred issuance costs and recorded in prepaid expenses to be amortized to interest expense over the life of the notes. Amortization of the deferred issuance costs for year ended December 31, 2008 was $8,648, respectively.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	131%
Risk-free interest rate	1.78%
Expected life	3 years
Stock price	$1.75
Exercise price	$2.61

At December 31, 2008 and 2007 notes payable consisted of the following:

	Year Ended December 31,
	2008	2007
Notes dated June, 2008, due December 31, 2009 with a interest rate of 10%, net of debt discount of $40,113	$2,209,887	$—
Notes dated November, 2008 due November 10, 2009 with a interest rate of 10%, net of debt discount of $47,775	452,225	—
Notes payable	—	273,973
	$2,662,112	$273,973

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

16.	Put/Call Liability

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

16.	Put/Call Liability

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

On March 3, 2009 the Company and the Put/Call Stockholders terminated the Put/Call Agreement.

The termination of the Put/Call agreements was considered a type 1 event due to the culmination of events that started with the waiver executed on April, 9, 2008 and ending with the termination of the Put/Call Agreement on March 3, 2009.  As a type 1 event, the termination provided additional evidence with respect to the valuation of the Put/Call agreement as of December 31, 2008. As of December 31, 2008, Company reclassified the $3,169,444 value previous recorded from liabilities to additional paid-in capital.

17.	Equity

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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

17.	Equity (Continued)

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

As of December 31, 2008 the registration statement filed with the Commission has been withdrawn.

As of October 20, 2008 liquidated damages stopped accruing because the shares covered by the Registration Rights Agreements could be sold under SEC Rule 144. There are accrued liquidated damages of $1,201,998 at December 31, 2008, which represents the total damages payable under the agreement to October 20, 2008.  Liquidated damages of $986,699 and $215,299 were accrued in the years ended December 31, 2008 and 2007.

Per the Registration Rights Agreements the Company can pay the $1,201,998 in liquidated damages in cash or Company common stock.  The Company plans to issue 667,777 shares of the Company’s common stock for the based on the closing price of the Company’s common stock on October 20, 2008 of $1.80.

Warrants

Information with respect to stock warrants outstanding as of December 31, 2008 are as follows:

Exercise Price	Outstanding December 31, 2007	Granted	Expired or Exercised	Outstanding December 31, 2008	Expiration Date
$0.94	373,334	-0-	-0-	373,334	10/09/2010
$1.50	1,333,333	-0-	-0-	1,333,333	10/09/2009
$2.04	804,884	-0-	-0-	804,884	10/09/2010
$2.04	569,346	-0-	-0-	569,346	10/19/2010
$1.63	-0-	195,000	-0-	195,000	6/12/2011
$1.63	-0-	75,000	-0-	75,000	6/20/2011
$3.26	2,061,227	-0-	-0-	2,061,227	10/09/2009
$3.26	2,846,746	-0-	-0-	2,846,746	10/19/2009
$2.61	-0-	75,000	-0-	75,000	11/10/2011

As of December 31, 2008 all outstanding warrants are exercisable.

Warrant Tender Offer

As of April 24, 2008, we commenced an offer (“Offer”) to the holders (“Warrantholders”) of our then outstanding warrants, pursuant to which the Warrantholders may tender their Warrants for shares of our Common Stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the Offer may exercise some or all of such warrants at $0.75 per share of Common Stock;

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the Offer may exercise some or all of such warrants at $1.20 per share of Common Stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the Offer may exercise some or all of such warrants at $1.63 per share of Common Stock; and

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

17.	Equity (Continued)

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the Offer may exercise some or all of such warrants at $2.61 per share of Common Stock.

On March 2, 2009, the Company closed on its Offer to existing warrant holders to exercise their warrants on amended terms. In connection with the Offer:

•	A total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034.91; and

•	A total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share), for an aggregate exercise price of $459,195.57.

As a result, (a) a total of 359,394 shares of the Company’s common stock were issued in connection with the exercise of such warrants and (b) the Company received gross proceeds of $758,230.48 as payment of the exercise prices.

18.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the years ended December 31, 2008 and 2007. The balance of these reserves at December 31, 2008 and December 31, 2007, was $1,340,713 and $659,903, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

19.	Other Comprehensive Income

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

20.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the year ended December 31, 2008, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $1.50. Warrants to purchase 6,627,203 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the year ended December 31, 2007, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $2.04. Warrants to purchase 6,282,193 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

20.	Earnings Per Share (Continued)

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2008:
Net income	$2,314,507
Basic EPS income available to common shareholders	$2,314,507	29,299,332	$0.08
Effect of dilutive securities:

Warrants	—	218,735
Diluted EPS income available to common shareholders	$2,314,507	29,518,067	$0.08

For the year ended December 31, 2007:
Net income	$3,550,138
Basic EPS income available to common shareholders	$3,550,138	24,211,872	$0.15
Effect of dilutive securities:
Warrants	—	60,119
Diluted EPS income available to common shareholders	$3,550,138	24,271,991	$0.15

21.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted for construction of a second production facility in Hailun City, Heilongjiang Province, PRC.  The contract is for $8,441,173 of which $2,043,090 has been paid and $349,381 has been accrued in accounts payable.  The remaining $6,398,083 is to be paid in 2009 for completion of the facility.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $5,304,118 of which $3,712,883 has been paid.  The remaining $1,519,235 will be paid on delivery of the equipment in 2009.

The Company has advances to milk suppliers of $388,406 which will be offset against future milk purchases from those suppliers (see Note 7, Advances to suppliers and other receivables).

In order for the Company to conduct its current operations, a milk powder production license is required from the State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China (the “Administration”). The Company’s current license expired in December 2008. The Administration will inspect the quality of the Company’s production process in 2009. Depending on the results of this inspection, the State General Administration will either (i) grant the Company a license renewal, or (ii) advise the Company of material deficiencies it has discovered and schedule another inspection for 2010. The Company expects that it will pass the inspection. If it does not, it will have an opportunity to cure any deficiencies prior to the follow up inspection that would have been scheduled for 2010. Other than the foregoing, no government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

21.	Commitments and Contingencies (Continued)

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

As of December 31, 2008 and 2007, the Company held employee deposits in the aggregate amount of $248,424 and $301,644 which are reflected in advances from employees in the financials statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

22.	Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. The Company also leases office space which expires September, 2009.  For the years ended December 31, 2008 and 2007, the Company incurred rental expense of $17,255 and $85,163, respectively. As of December 31, 2008, the Company had outstanding lease commitments totaling $147,798, all of which are due within the next year.

23.	Subsequent events

Warrant Tender Offer

On March 2, 2009, the Company closed on its Offer to existing warrant holders to exercise their warrants on amended terms. In connection with the Offer:

•	A total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034.91; and

•	A total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share), for an aggregate exercise price of $459,195.57.

As a result, (a) a total of 359,394 shares of the Company’s common stock were issued in connection with the exercise of such warrants and (b) the Company received gross proceeds of $758,230.48 as payment of the exercise prices.

Equity Incentive Plan

On March 2, 2009, the Company’s board of directors and majority stockholders adopted the Emerald Dairy Inc. 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. 1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan.

Eligibility

The Company may grant awards to its employees, directors and consultants, including those of the Company’s subsidiaries. However, the Company may grant options that are intended to qualify as incentive stock options (“ ISOs”) only to its employees and employees of its subsidiaries.

Acceleration of Awards upon Corporate Transactions.

The outstanding awards will terminate and/or accelerate upon occurrence of certain significant corporate transactions, including amalgamations, consolidations, liquidations or dissolutions, sales of substantially all or all of the Company’s assets, reverse takeovers or acquisitions resulting in a change of control. If the successor entity following one of these transactions assumes or replaces the Company’s outstanding awards under the Plan, such assumed or replaced awards will become fully vested and immediately exercisable and payable, and be released from repurchase or forfeiture rights immediately upon termination of the grantee’s continuous service to the Company if the grantee’s service is terminated by the successor entity without cause within twelve (12) months after the effective date of the transaction. Furthermore, if the successor entity does not assume or replace the Company’s outstanding awards, each outstanding award will become fully vested and immediately exercisable and payable, and will be released from any repurchase or forfeiture rights immediately before the effective date of the corporate transaction, as long as the grantee’s continuous service with the Company is not terminated before this date.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007

23.	Subsequent events (Continued)

Exercise Price and Term of Awards.

In general, the plan administrator will determine the exercise price of an option in the award agreement. The exercise price may be a fixed price, or it may be a variable price related to the fair market value of the Company’s ordinary shares. If the Company grants an ISO to an employee, the exercise price may not be less than 100% of the fair market value of its common stock on the date of the grant, except that if the grantee, at the time of that grant, owns shares representing more than 10% of the voting power of all classes of the Company’s shares of common stock, the exercise price may not be less than 110% of the fair market value of its common stock on the date of that grant. If the Company grants a non-qualified share option to a grantee, the exercise price may not be less than 100% of the fair market value  of its common stock on the date of grant.

The term of each award under the Plan will be specified in the award agreement, but may not exceed ten years from the earlier of the adoption or the approval of the plan, unless sooner terminated.

Equity Compensation Grants

Following the adoption of the Plan, the board of directors of the Company approved the grant of stock option awards to the Company’s executive officers and directors, as set forth in the table below:

Name	Title	Stock Option Awards
Yang Yong Shan	Chief Executive Officer, President and Chairman of the Board	360,000
Shu Kaneko	Chief Financial Officer, Secretary and Director	300,000
Niu Wan Chen	Vice President of Sales and Director	15,200
Qin Si Bo	Vice President of Production and Director	15,200
Yuan Yong Wei	Vice President of Operation and Director	12,800

(1)
The amounts shown in the table reflect the number of shares of the Company’s common stock issuable upon exercise of the stock options awarded. The options were issued under the Emerald Dairy Inc. 2009 Equity Incentive Plan (the “Plan”). Each option has an exercise price of $0.42 per share, which was the closing price of the Company’s common stock on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board on March 2, 2009, the date on which the options were granted. Each option has a term of ten (10) years from the date of grant and will vest with respect to 25% of the shares underlying the option on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2008 and 2007
24.	Segment reporting

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

For the years ended December 31, 2008 and 2007, the Company’s sales revenue from various products are as follows:

	Year Ended December 31,
	2008	2007
Milk powder	$36,245,495	$22,821,548
Soybean milk powder	882,185	641,053
Rice powder	1,105,837	985,746
Sub-contract processing	6,091,662	5,169,661
	$44,325,179	$29,618,008

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Following this reverse merger transaction, our management began, but has still not completed, the required evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), in order to conclude if our disclosure controls and procedures are effective.  Therefore, as of the date of this report, management has concluded that we do not have effective disclosure controls and procedures in place.

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

In connection with the audits of the fiscal year ended December 31, 2008 and 2007, Windes & McClaughry Accountancy Corporation (“Windes”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Windes’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.  A material weakness is a significant deficiency, or combination of significant deficiencies, that, in Windes’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, our management believes that these remediation efforts will be complete by the end of this second quarter of fiscal 2009.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that only require us to provide our management’s report in this annual report.

Changes in Internal Control Over Financial Report

In its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our management reported that, as of the date of such report, our internal control over financial reporting was not effective.  Since that time, we have:

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

Item 9B.  Other Information.

Except as set forth below, there was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended December 31, 2008, or subsequent period through the date hereof, which was not so reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this prospectus:

Name	Age	Position

Yang, Yong Shan	42	Chief Executive Officer, President and Chairman of the Board

Shu Kaneko	41	Chief Financial Officer, Secretary and Director

Niu, Wan Chen	33	Vice President of Sales and Director

Qin, Si Bo	46	Vice President of Production and Director

Yuan, Yong Wei	54	Vice President of Operation and Director

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

Significant Employees

As of December 31, 2008, we had 1,110 employees.  Only our members of management, consisting of Yang Yong Shan, Shu Kaneko, Niu Wan Chen, Qin Si Bo and Yuan Yong Wei, are expected to make significant contributions to our business.

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2008.

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

Item 11.  Executive Compensation.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yang Yong Shan	2008	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Chairman, Chief	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Executive Officer and President (1)	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Shu Kaneko	2008	$150,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$150,000
Chief Financial	2007	$25,000.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$25,000.00
Officer and President (2)	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Jeffrey Jenson	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
President (3)	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

(1) Yang Yong Shan was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007.  Mr. Yang has not received any compensation from us, or any of our affiliates, or our predecessor, during the past three years.  He agreed not to take any compensation until we completed our reverse merger, private placements and registration process.  Our board of directors is currently negotiating with Mr. Yang with respect to compensation for future services.

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

We had no outstanding equity awards as of the fiscal year ended December 31, 2008.

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

Stock Incentive Plans

We had no stock incentive plans as of the fiscal year ended December 31, 2008, and the period ending on the date of this report.

On March 2, 2009, our board of directors adopted the Emerald Dairy Inc. 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. On March 11, 2009 (the “Record Date”), we obtained the written consent of the holders of 15,414,577 shares of our common stock, which as of the Record Date represented approximately 52.7% of our outstanding voting securities, to adopt our 2009 Equity Incentive Plan.  1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan. The following paragraphs describe the principal terms of the Plan.

Types of Awards

We may grant the following types of awards under the Plan:

•	options to purchase shares of our common stock;

•	share appreciation rights, which entitle the grantee the right to common stock or cash compensation measured by the appreciation in the value of the shares;

•	dividend equivalent rights, which entitle the grantee to compensation equivalent to dividends paid with respect to common stock;

•
restricted shares, which are shares of common stock issued to the grantee that are subject to transfer restrictions, right of first refusal, repurchase, forfeiture, and other terms and conditions as established by our plan administrator;

•
restricted share units, which may be earned upon the passage of time or the attainment of performance criteria and which may be settled for cash, common stock or other securities, or a combination of cash, common stock or other securities as established by the plan administrator;

•
share payments, which may be (a) payments in the form of common stock; or (b) options or other rights to purchase common stock, as part of any bonus, deferred compensation or other arrangement, made in lieu of all or any portion of the compensation; and

•	deferred shares, which are rights to receive a specified number of shares of common stock during specified time periods.

Plan Administration

Our compensation committee will serve as plan administrator for purposes of administering the Plan and determining the provisions and terms and conditions of each award grant.  If no compensation committee exists, the Plan shall be administered by our full board of directors.

Award Agreement

Awards granted under the Plan will be evidenced by an award agreement that sets forth the terms, conditions and limitations for each award.

Eligibility

We may grant awards to our employees, directors and consultants, including those of our subsidiaries.  However, we may grant options that are intended to qualify as incentive stock options (“ISOs”) only to our employees and employees of our subsidiaries.

Acceleration of Awards upon Corporate Transactions.

The outstanding awards will terminate and/or accelerate upon occurrence of certain significant corporate transactions, including amalgamations, consolidations, liquidations or dissolutions, sales of substantially all or all of our assets, reverse takeovers or acquisitions resulting in a change of control.  If the successor entity following one of these transactions assumes or replaces our outstanding awards under the Plan, such assumed or replaced awards will become fully vested and immediately exercisable and payable, and be released from repurchase or forfeiture rights immediately upon termination of the grantee’s continuous service to us if the grantee’s service is terminated by the successor entity without cause within twelve (12) months after the effective date of the transaction.  Furthermore, if the successor entity does not assume or replace our outstanding awards, each outstanding award will become fully vested and immediately exercisable and payable, and will be released from any repurchase or forfeiture rights immediately before the effective date of the corporate transaction, as long as the grantee’s continuous service with us is not terminated before this date.

Exercise Price and Term of Awards.

In general, the plan administrator will determine the exercise price of an option in the award agreement.  The exercise price may be a fixed price, or it may be a variable price related to the fair market value of our common shares.  If we grant an ISO to an employee, the exercise price may not be less than 100% of the fair market value of our common stock on the date of the grant, except that if the grantee, at the time of that grant, owns shares representing more than 10% of the voting power of all classes of the shares of our common stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of that grant.  If we grant a non-qualified share option to a grantee, the exercise price may not be less than 100% of the fair market value of its common stock on the date of grant.

The term of each award under the Plan will be specified in the award agreement, but may not exceed ten years from the earlier of the adoption or the approval of the plan, unless sooner terminated.

Vesting Schedule.

In general, the plan administrator will determine, or the award agreement specify, the vesting schedule.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the Plan, which is filed as Exhibit 4.1 hereto and incorporated herein by reference.

Following the adoption of the Plan, our board of directors approved the grant of stock option awards to our executive officers and directors, as set forth in the table below:

Equity Compensation Grants

Name	Title	Stock Option Awards(1)
Yang Yong Shan	Chief Executive Officer, President and Chairman of the Board	360,000
Shu Kaneko	Chief Financial Officer, Secretary and Director	300,000
Niu Wan Chen	Vice President of Sales and Director	15,200
Qin Si Bo	Vice President of Production and Director	15,200
Yuan Yong Wei	Vice President of Operation and Director	12,800

(1)
The amounts shown in the table reflect the number of shares of our common stock issuable upon exercise of the stock options awarded.  The options were issued under the Emerald Dairy Inc. 2009  Equity Incentive Plan (the “Plan”). Each option has an exercise price of $0.42 per share, which was the closing price of our common stock on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board on March 2, 2009, the date on which the options were granted.  Each option has a term of ten (10) years from the date of grant and will vest with respect to 25% of the shares underlying the option on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following tables set forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is.  Shares of our common stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of April 1, 2009, we had 29,299,332 shares of common stock issued and outstanding (not including (i) an additional 1,944,444 shares of common stock currently being held in treasury and (ii) 359,394 shares of common stock the registrant is required to issue in connection with closing of it’s Warrant Tender Offer on March 2, 2009 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Warrant Tender Offer”)).

	Common Stock Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:

John Winfield (1) 820 Moraga Drive Los Angeles, CA 90049	2,900,634	9.9%

Farallon Partners (2) One Maritime Plaza, Suite 2100 San Francisco, CA 94111	2,665,200	8.7%

Named Executive Officers and Directors:

Yang, Yong Shan (3) Chief Executive Officer, President and Chairman of the Board	13,883,329	47.4%

Shu Kaneko (4) Chief Financial Officer, Secretary and Director	0	*

Niu, Wan Chen (5) Vice President of Sales and Director	0	*

Qin, Si Bo (6) Vice President of Production and Director	0	*

Yuan, Yong Wei (7) Vice President of Operations and Director	0	*

All Executive Officers and Directors as a Group (5 persons) (8)	13,883,329	47.4%

*Less than 1%

(1)  Consists of: (i) 1,427,721 shares of common stock held by John Winfield, and (ii) 1,472,913 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Winfield.  Does not include 302,466 shares of common stock issuable upon exercise of additional currently exercisable warrants held by Mr. Winfield, because they are the subject of agreements with us that such warrants can not be exercised at any time when the result would be to cause the holder to beneficially own more than 9.9% of our outstanding common stock.

(2)  Consists of: (i) 359,033 shares of common stock held by Farallon Capital Offshore Investors II, L.P. (“Farallon Offshore”), (ii) 600,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Farallon Offshore, (iii) 267,775 shares of common stock held by Farallon Capital Institutional Partners, L.P. (“Farallon Institutional”), (iv) 435,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Farallon Institutional, (v) 212,325 shares of common stock held by Farallon Capital Partners, L.P. (“Farallon Capital”), (vi) 345,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Farallon Capital, (vii) 61,500 shares of common stock held by Farallon Capital Institutional Partners II, L.P. (“Farallon Institutional II”), (viii) 75,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Farallon Institutional II, (ix) 29,700 shares of common stock held by Farallon Capital Institutional Partners III, L.P. (“Farallon Institutional III”), (x) 45,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Farallon Institutional III, (xi) 56,675 shares of common stock held by Farallon FCP, Ltd. (“FCP”), (xii) 71,525 shares of common stock held by Farallon FCIP, Ltd. (“FCIP”), and (xiii) 106,667 shares of common stock held by Farallon FCOI II, Ltd. (“FCOI”).  Farallon Partners is the General Partner of each of Farallon Offshore, Farallon Institutional, Farallon Capital, Farallon Institutional II, Farallon Institutional III, FCP, FCIP and FCOI, and has sole voting and investment power over the shares owned by such entities. Monica Landry is the Managing Member of Farallon Partners.  Ms. Landry and Farallon Partners disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(3) Does not include shares underlying stock options to purchase 360,000 shares of our common stock, which will not vest within 60 days of the date hereof.

(4) Does not include shares underlying stock options to purchase 300,000 shares of our common stock, which will not vest within 60 days of the date hereof.

(5) Does not include shares underlying stock options to purchase 15,200 shares of our common stock, which will not vest within 60 days of the date hereof.

(6) Does not include shares underlying stock options to purchase 15,200 shares of our common stock, which will not vest within 60 days of the date hereof.

(7) Does not include shares underlying stock options to purchase 12,800 shares of our common stock, which will not vest within 60 days of the date hereof.

(8) Does not include shares underlying stock options to purchase an aggregate of 703,200 shares of our common stock, which will not vest within 60 days of the date hereof.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

We had recorded the value of the Put/Call Agreements as a liability in the aggregate amount of $3,169,444 as of October 9, 2007, based on the fair market value of the underlying common stock of $1.63 as of such date.

The parties mutually agreed that it was in the best interests of the Company and its stockholders for the Put/Call Agreements to be terminated.  Therefore, as of March 3, 2009, the Put/Call Agreements were terminated.

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

The following is a summary of the combined fees billed to us by Mantyla McReynolds, LLC, Murrell, Hall, McIntosh & Co., PLLP and Windes & McClaughry Accountancy Corporation for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Aggregate fees rendered for the fiscal years ended December 2007 and 2006 were as follows:

	2008	2007

Audit Fees	$175,000	$89,495
Audit Related Fees	$102,235	$15,030
Tax Fees	$6,330	$2,563
Other Fees	$—	—
Total Fees:	$283,565	$107,088

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

Tax Fees. Consists of fees billed for professional services for our corporate tax returns and extensions, tax compliance, tax advice and tax planning. No such fees were billed by our independent registered public accounting firm in fiscal 2008.

All Other Fees. No fees were billed to us by our independent registered public accounting firm for products and services other than the services reported above.  No such fees were billed by our independent registered public accounting firm in fiscal 2008 or 2007.

The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Mantyla McReynolds, LLC, Murrell, Hall, McIntosh & Co., PLLP and Windes & McClaughry Accountancy Corporation during fiscal 2008 and 2007 were pre-approved pursuant to the procedures outlined above.

Item 13.  Exhibits, Financial Statement Schedules

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

3.1	Bylaws - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.2	Articles of Incorporation - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 9, 2007 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

3.4	Certificate of Amendment to Articles of Incorporation of the Company, filed January 25, 2008 - Incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2008

4.1	Warrant No. W-1 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.2	Warrant No. W-2 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.3	Form of Class A Warrant - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.4	Form of Class B Warrant - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.5	Form of June Warrant - Incorporated by reference to our Current Report on Form 8-K, filed June 18, 2008

4.6	Form of June Promissory Note - Incorporated by reference to our Current Report on Form 8-K, filed June 18, 2008

4.7	Form of November Warrant - Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed on November 14, 2008

4.8	Form of November Promissory Note - Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed on November 14, 2008

4.9	2009 Equity Incentive Plan - Incorporated by reference from our Current Report on Form 8-K, filed on March 6, 2009

10.1	Form of Securities Purchase Agreement for $1,000,000 Unit Offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.2	Form of Securities Purchase Agreement for Minimum $3,000,000, Maximum $8,000,000 Unit Offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

Exhibit No.	Description

10.3	Form of Registration Rights Agreement - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

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

10.9	Employment Agreement, dated November 1, 2007, by and between the Company and Shu Kaneko - Incorporated by reference to our Current Report on Form 8-K, filed November 7, 2007

10.10	Form of Securities Purchase Agreement for June Note Offering - Incorporated by reference to our Current Report on Form 8-K, filed June 18, 2008

10.11	Amendment to Securities Purchase Agreement for June Note Offering, dated December 31, 2008 - Incorporated by reference from our Current Report on Form 8-K/A, filed on January 7, 2009

10.12
Form of Securities Purchase Agreement for November Note Offering - Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed on November 14, 2008

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

EMERALD DAIRY INC.

Dated: April 9, 2009	By:
Yang Yong Shan Chairman, Chief Executive Officer and President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yang Yong Shan	President, Chief Executive Officer	April 9, 2009
Yang Yong Shan	and Director (Principal Executive Officer)

/s/ Shu Kaneko	Chief Financial Officer and	April 9, 2009
Shu Kaneko	Secretary (Principal Financial and Accounting Officer)

/s/ Niu Wan Chen	Director	April 9, 2009
Niu Wan Chen

/s/ Qin Si Bo	Director	April 9, 2009
Qin Si Bo

/s/ Yuan Yong Wei	Director	April 9, 2009
Yuan Yong Wei