Form 10-Q
period 2009-03-31
EMERALD DAIRY INC
filed 2009-05-15
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________________________ to _______________________________________
Commission File Number:	000-52174

EMERALD DAIRY INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactice Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                 ☐ Yes     ☒ No

The registrant had 29,658,726 shares of common stock issued and outstanding as of May 15, 2009 (not including an additional 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$8,154,392	$7,343,588
Trade accounts receivable,net	6,771,412	6,146,228
Inventory, net	1,362,413	883,233
Other current assets	4,294,576	4,337,332
Total current assets	20,582,793	18,710,381

Property, plant and equipment
Property, plant and equipment, net	5,973,361	6,101,566
Contruction in progress	2,540,640	2,482,339
	8,514,001	8,583,905

Intangible assets, net	1,368,521	1,380,089

	$30,465,315	$28,674,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,421,587	$4,651,947
Notes payable, net of debt discount of $65,917 and $87,888 at
March 31, 2009 and December 31, 2008, respectively	2,684,083	2,662,112
Other current liabilites	435,915	728,859
Loan from shareholder	209,939	210,265
Total current liabilities	7,751,524	8,253,183

Commitments and Contingencies (Note 21)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
31,603,170 and 31,241,276 issued and outstanding at March 31, 2009
and December 31, 2008, respectively)	31,603	31,244
Treasury Stock (1,944,444 shares at March 31, 2009 and
December 31, 2008, respectively)	(1,944)	(1,944)
Additional paid-in capital	9,002,301	8,225,922
Retained earnings (of which $2,062,907 and $1,314,861 are restricted at
March 31, 2009 and December 31, 2008, respectively, for common
welfare reserves)	11,659,108	10,106,402
Accumulated other comprehensive income	2,022,723	2,059,568
Total stockholders' equity	22,713,791	20,421,192

	$30,465,315	$28,674,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Sales	$10,856,552	$10,434,459

Cost of Goods Sold	5,848,675	6,011,234

Gross Profit	5,007,877	4,423,225

Operating Expenses
Selling expenses and adminstrative expenses	3,026,704	4,329,338
Depreciation and amortization	43,238	14,861
Total operating expenses	3,069,942	4,344,199

Other Income (Expense)
Interest income	953	5,628
Interest expense	(48,352)	(1,256)
Total other income (expense)	(47,399)	4,372

Net Income Before Provision for Income Tax	1,890,536	83,398

Provision for Income Taxes
Current	337,830	80,580
	337,830	80,580

Net Income	$1,552,706	$2,818

Basic Earnings Per Share	$0.05	$0.00

Basic Weighted Average Shares Outstanding	29,415,137	29,296,832

Diluted Earnings Per Share	$0.05	$0.00

Diluted Weighted Average Shares Outstanding	29,510,851	29,513,646

The Components of Other Comprehensive Income
Net Income	$1,552,706	$2,818
Foreign currency translation adjustment	(55,826)	934,595
Income tax related to other comprehensive income	18,981	(317,762)

Comprehensive Income	$1,515,861	$619,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net Income	$1,552,706	$2,818
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	133,083	91,280
Amortization of loan discount	21,971	-
Capitalized interest	(62,012)	-
Incentive stock options	18,508	-
Net change in assets and liabilities
Trade accounts receivable	(634,733)	(577,482)
Inventory	(480,552)	(555,241)
Other current assets	36,018	962,076
Accounts payable and accrued expenses	(223,133)	1,342,845
Other current liabilities	(291,812)	(71,897)

Net cash provided by operating activities	70,044	1,194,399

Cash flows from investing activities
Purchases of fixed assets and intangibles	(4,933)	(27,469)

Net cash used in investing activities	(4,933)	(27,469)

Cash flows from financing activities
Exercise of warrants	758,230	-
Repayments of notes payable	-	(284,768)
Loans from shareholders	-	329

Net cash provided by (used in) financing activities	758,230	(284,439)

Effect of exchange rate	(12,537)	224,629

Net increase in cash	810,804	1,107,120

Cash and cash equivalents at beginning of period	7,343,588	6,560,931

Cash and cash equivalents at end of period	$8,154,392	$7,668,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

1.	Description of Business

Emerald Dairy, Inc. (the “Company”), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”) through its wholly-owned subsidiaries.

The Company’s subsidiary, American International Dairy Holdings, Inc. (“AIDH”), a Nevada corporation, was formed in 2005 for the purpose of acquiring the stock in Heilongjiang Xing An Ling Dairy, Co. (“XAL”), a corporation formed on September 8, 2003 in Heilongjiang Providence, pursuant to the laws of the PRC. On May 30, 2005, AIDH acquired  XAL, pursuant to a Share Transfer Agreement. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

XAL is a dairy company engaged in manufacturing of milk powder, soybean powder and rice powder. Through the Company’s network of over 800 salespeople, the Company’s products are distributed throughout 20 provinces in the PRC, and sold in over 5,800 retail outlets.

Prior to September 23, 2006, XAL owned 57.69% of Heilongjiang Be’ian Nongken Changxing LvBao Dairy Limited Liability Company (“LvBao”), with the remaining balance being held by the Company’s sole shareholder. On September 23, 2006, the remaining 42.31% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes. LvBao was formed on January 20, 2000 and is engaged in manufacturing and sales of dairy products.

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), pursuant to the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC. It is expected that the construction and equipping of this new facility will be completed in the third fiscal quarter of 2009. Upon completion, it is anticipated that HXD will engage in the manufacture of the Company's milk powder, soybean powder and rice powder products at this new facility.

2.	Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”), the local currency of the PRC..

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2008, which are included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on April 9, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Emerald Dairy Inc. and its subsidiaries as of March 31, 2009, the results of their operations for the three months ended March 31, 2009 and 2008, and their cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

2.	Basis of Preparation of Financial Statements (Continued)

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in terms of U.S. dollars (see paragraph “Foreign Currency” below).

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

Cash and cash equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance, or any other similar insurance. Accounts held at United States financial institutions are insured by the FDIC up to $250,000. As of March 31, 2009, $189,395 in U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and 2007, there were no allowances for doubtful accounts based on the review of the above factors. There were no write-off’s for 2008 and 2007, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of March 31, 2009, the Company has incurred and capitalized into construction-in-progress $2,374,494 of construction costs from the construction contract, $14,266 of costs paid by the Company to vendors, and $151,880 of capitalized interest, for a balance of $2,388,760.  The estimated cost to be incurred in 2009 to complete the project is approximately $6,053,586.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest cost capitalized	$62,012	$—
Interest cost charged to income	48,352	1,256
	$110,364	$1,256

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency, RMB, as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. Dollars are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled ($36,845) and $616,833 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and 2008, the exchange rate was 6.8339 RMB and 7.012 RMB per U.S. Dollar, respectively.

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

As of March 31, 2009, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables.

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

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC, in which the Company operates, after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financials statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in the PRC that will exist once the tax holiday (See Note 10) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a “Wholly Foreign Owned Enterprise” at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Commencing on January 10, 2006, XAL has received a 100% exemption from enterprise income taxes, due to its classification as a Wholly Foreign Owned Enterprise. On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year, from 15% in 2006, to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

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

Stock Based Compensation - On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006.

Fair value of financial instruments - The Company applies the provisions of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  March 31, 2009 and December 31, 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

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

On January 1, 2009, the Company adopted FASB Staff Position No. FAS 157-2 for non-financial assets and non-financial  liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by, which provided a deferral of such provisions until 2009. The Company is in the process of evaluating the impact, if any, of applying these provisions on its consolidated financial position and results of operations.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at March 31, 2009.

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

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.. On January 1, 2009 the Company adopted SFAS 161, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2008, the EITF reached final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, were nullified in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009 the Company adopted EITF 08-4, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

In June 2008, the EITF reached final consensuses on EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.  In EITF Issue 07-5, the EITF reached the consensus that evaluation of whether an equity-linked financial instrument (or embedded feature) is indexed to the company's own stock should be based on a two-step approach. Under the two-step approach, an equity-linked financial instrument (or embedded feature) is not deemed indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency (but the determination of whether the instrument is indexed to the company's own stock is not affected by the currency in which the underlying shares are traded). Also, market-based employee stock valuation instruments are not considered to be indexed to the entity's own stock (presumably because they are influenced by, among other factors, employee behavior, which is not an input used to estimate the fair value of the forward contract or option). An exercise contingency is a provision entitling the entity (or the counterparty) to exercise an equity-linked financial instrument or embedded feature based on changes in an underlying, which includes the occurrence (or nonoccurrence) of a specified event. Provisions that accelerate the timing of the entity's (or counterparty's) ability to exercise an instrument or that extend the length of time that an instrument is exercisable are exercise contingencies. On January 1, 2009 the Company adopted EITF  07-5, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Unvested Share-Based Awards as Participating Securities for EPS Purposes (FSP No. EITF 03-6-1).  FSP No. EITF 03-6-1 clarifies the circumstances under which unvested share-based payment awards should be considered participating securities for purposes of determining basic earnings per share (“EPS”). On January 1, 2009 the Company adopted FSP No. EITF 03-6-1, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP no. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 123(R)-1 are to be provided for fiscal years beginning after December 15, 2009. The Company is currently assessing the impact of FSP No. FAS 123(R)-1.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of FSP SFAS 107-1.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

4.	Concentrations of Business and Credit Risk

The Company conducts all of its primary trade in the PRC.  There can be no assurance that the Company will be able to successfully conduct its trade, and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependant on foreign trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of March 31, 2009 $189,359 of the U.S. cash balances are in excess of insured amounts.

Milk powder is historically 75% to 95% of the Company’s total sales. Dairy product consumption in the PRC has historically been lower than in many other countries in the world. Growing interest in milk products in the PRC is a relatively recent phenomenon which makes the market for the Company’s products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for the Company’s products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of the Company’s products in particular.  There is substantial risk that the market may not accept or be receptive to the Company’s products.  Market acceptance of the Company’s current and proposed products will depend, in large part, upon the Company’s ability to inform potential customers that the distinctive characteristics of the Company’s products make them superior to competitive products and justify their pricing.  The Company’s current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit the Company’s revenues and profitability.

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

In fiscal 2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC. On September 16, 2008, the PRC’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. The Company passed the emergency inspection and was not included on AQSIQ’s list. Although the Company believes that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for the Company’s products, it can’t be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to the Company’s products, won’t lead to decreased demand for milk powder products produced within the PRC, thereby having a material adverse effect on the Company’s business.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

4.	Concentrations of Business and Credit Risk (Continued)

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of diverse customers in different locations in the PRC. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the three months ended March 31, 2009 and 2008, no single customer accounted for 10% or more of sales.

As of March 31, 2009 and December 31, 2008, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

5.	Inventory

As of March 31, 2009 and December 31, 2008 inventory consists of the following:

	March 31, 2009	December 31, 2008
Raw materials	$954,281	$557,128
Work-in-process	362,395	299,931
Finished goods	36,988	17,305
Repair parts	8,749	8,869
	$1,362,413	$883,233

6.	Other Current Assets

As of March 31, 2009 and December 31, 2008, other current assets consist of the following:

	March 31, 2009	December 31, 2008
Advances to milk suppliers	$331,464	$388,406
Advances to equipment supplier	3,707,124	3,712,883
Advances to staff	122,385	76,712
Deposit on contract	81,948	74,614
Prepaid expenses	51,655	84,717
	$4,294,576	$4,337,332

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

7.	Property, Plant, and Equipment

As of March 31, 2009 and December 31, 2008, Property, Plant, and Equipment consist of the following:

	March 31, 2009	December 31, 2008
Building	$3,699,226	$3,704,971
Plant and Machinery	2,968,271	2,972,883
Motor vehicles	526,089	526,906
Dairy cows	244,805	242,102
Office equipment	61,530	59,739
	7,499,921	7,506,601
Less: Accumulated depreciation	(1,526,560)	(1,405,035)
	$5,973,361	$6,101,566

Depreciation expenses totaled $123,659 and $88,906 for the three months ended March 31, 2009 and 2008, respectively, of which $89,845 and $74,045 were included as a component of cost of goods sold for the three months ended March 31, 2009 and 2008, respectively.

8.	Construction-in-progress

	March 31, 2009	December 31, 2008
Construction in progress	$2,540,640	$2,482,339

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

9.	Intangible Assets

	March 31, 2009	December 31, 2008
Land use rights	$1,354,280	$1,356,384
Patents	53,120	53,202
	1,407,400	1,409,586
Less: Accumulated amortization	(38,879)	(29,497)
	$1,368,521	$1,380,089

For the three months ended March 31, 2009 and 2008, amortization expenses totaled $9,424 and $2,374, respectively.

Amortization expense is estimated to be $35,463 for each of the next five years.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

10.	Income Taxes

On May 30, 2005, AIDH executed a Share Transfer Agreement with XAL, a corporation organized and existing under the laws of the PRC. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to taxation policy of the PRC, there is income tax exemption for two years and half for three years suitable to a “Foreign Invested Company”, “Advanced Technology Company”, or “Software Development Company”. XAL is considered an Advanced Technology Company. Therefore the Company has received this income tax exemption policy commencing on January 10, 2006, the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008, the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise Income Tax at a rate of 33%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended March 31,
	2009	2008
U.S. Operations	$(510,600)	$(374,000)
Chinese Operations	2,401,100	457,000
	$1,890,500	$83,000

The components of the provision for income taxes are approximately as follows:

	Three Months Ended March 31,
	2009	2008
Federal, State and Local	$-	$-
People’s Republic of China -Federal and Local	337,800	80,600
	$337,800	$80,600

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended March 31,
	2009	2008
Income tax provision at Federal statutory rate	$642,800	28,000
State income taxes, net of Federal benefit	113,500	5,000
U.S. tax rate in excess of foreign tax rate	(168,100)	(32,000)
Abatement of foreign income taxes	(452,600)	(68,400)
Increase in valuation allowance	202,200	148,000
Tax provision	$337,800	$80,600

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

10.	Income Taxes (Continued)

As of March 31, the Company has a U.S net operating loss carryforward of approximately $3,779,000, which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of March 31, 2009.

The change in the valuation allowance as of March 31, 2009 and 2008 was $202,200 and $148,000, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended March 31,
	2009	2008
Tax savings	$452,600	$68,400
Benefit per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Had the tax exemption not been in place for the three months ended March 31, 2009 and 2008, the Company estimates the following proforma financial statement impact:

	Three Months Ended March 31,
	2009	2008
Net income before tax provision, as reported	$1,890,500	$83,400
Less Tax provision not exempted	337,800	80,600
Less Tax provision exempted	452,600	68,400
Proforma Net income (loss)	$1,100,100	$(65,600)
Proforma Net income (loss) per share
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

11.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial Regulations on State Pension Program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three months ended March 31, 2009 and 2008, respectively, the Company contributed $43,130 and $26,849 in pension contributions.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

12.	Accounts Payable and accrued Expenses

At March 31, 2009 and 2008 accrued expenses consisted of:

	March 31, 2009	December 31, 2008
Accounts payable	$2,971,246	$3,264,066
Liquidated damages	$1,201,998	1,201,998
Accrued payroll	47,104	56,404
Accrued interest	174,038	105,287
Accrued insurance	27,201	24,192
	$4,421,587	$4,651,947

13.	Notes payable

At March 31, 2009 and December 31, 2008 notes payable consisted of the following:

	March 31, 2009	December 31, 2008
Notes dated June, 2008, due December 31, 2009 with a interest rate of 10%, net of debt discount of $30,086 and $40,113 at March 31, 2009 and December 31, 2008, respectively	$2,219,914	$2,209,887
Notes dated November, 2008 due November 10, 2009 with a interest rate of 10%, net of debt discount of $35,831 and $47,775 at March 31, 2009 and December 31, 2008, respectively	464,169	452,225
	$2,684,083	$2,662,112

14.	Put/Call Liability

On October 9, 2007, the Company entered into Put/Call Agreements with two (2) of its stockholders (the “Put/Call Shareholders”), pursuant to which the Put/Call Shareholders granted the Company an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

·
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Commission, and has been kept continuously effective by the Company, or (B) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

·
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

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

14.	Put/Call Liability (Continued)

Term of the Call Option - The Company may only exercise its Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Shareholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option may be exercised for all, but not less than all, of the Put/Call Shares. The repurchase shall be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Shareholders shall have the right to cause the Company to repurchase the Put/Call Shares (the “Put Right”), for a price of $1.63 per share (the “Put Purchase Price”), if:

•	the Company fails to exercise its Call Option within ten (10) days of a date on which all of the Call Option Conditions have been met; or

•	the Company consummates a private offering of not less than $5,000,000 of its securities (a “Qualified Offering”); or

•
the Company fails to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144 of the Securities Act of 1933; or

•	the Company fails to consummate a Qualified Offering within two (2) years of the date hereof (each of the aforementioned conditions, a “Put Right Trigger”).

Term of the Put Option - The Put/Call Shareholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to the Company within thirty (30) days of a Put Right Trigger. The Put/Call Shareholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Shareholders, the repurchase of the Put/Call Shares by the Company shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

In accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company recorded the value of the Put/Call Agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call Agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007.

On April 9, 2008 the Company and the Put/Call Shareholders executed a waiver and amendment to the Put/Call Agreement reaffirming that the Put/Call Agreement was still in full force and removing the following provision as a Put Right Trigger:

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

On March 3, 2009, the Company and the Put/Call Stockholders terminated the Put/Call Agreement.

The termination of the Put/Call agreements was considered a type 1 event due to the culmination of events that started with the waiver executed on April, 9, 2008, and ending with the termination of the Put/Call Agreement on March 3, 2009.  As a type 1 event, the termination provided additional evidence with respect to the valuation of the Put/Call Agreement as of December 31, 2008. As of December 31, 2008, the Company reclassified the $3,169,444 value previous recorded from liabilities to additional paid-in capital.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

15.	Equity

Registration Rights Agreement

On October 9, 2007 and October 19, 2007, the Company entered into Registration Rights Agreements with certain accredited investors (“Investors”), in connection with private offerings (the “Offerings”) it consummated on such dates. Pursuant to the Registration Rights Agreements, the Company agreed to register the shares of common stock, and shares underlying warrants, purchased in the Offerings.  Further, if the Company did not satisfy its registration requirements, liquidated damages would accumulate at the rate of 1.5% of the purchase price paid by the Investors  for each thirty (30) day period during which a registration default continued.

The Company did not satisfy the registration requirements.  However, as of October 20, 2008, the liquidated damages stopped accruing because the shares covered by the Registration Rights Agreements could then be sold under Rule 144.

There are accrued liquidated damages of $1,201,998 at March 31, 2009 and December 31, 2008. Liquidated damages of $0 and $127,900 were accrued in the three months ended March 31, 2009 and 2008.

Per the Registration Rights Agreements, the Company can pay the $1,201,998 in liquidated damages in cash or Company common stock.  The Company plans to satisfy its obligation by issuing 667,777 shares of the Company’s common stock, based on the closing price of its common stock of $1.80 on the Over-the-Counter Bulletin Board, on October 20, 2008.

Warrants

Information with respect to stock warrants outstanding as of March 31, 2009 are as follows:

Exercise Price	Outstanding December 31, 2008	Granted	Expired or Exercised	Outstanding March 31, 2009	Expiration Date
$0.94	373,334	-0-	-0-	373,334	10/09/2010
$1.50	1,333,333	-0-	-0-	1,333,333	10/09/2009
$2.04	804,884	-0-	(177,000)	627,884	10/09/2010
$2.04	569,346	-0-	(6,457)	562,889	10/19/2010
$1.63	195,000	-0-	-0-	195,000	6/12/2011
$1.63	75,000	-0-	-0-	75,000	6/20/2011
$3.26	2,061,227	-0-	(169,480)	1,891,747	10/09/2009
$3.26	2,846,746	-0-	(6,457)	2,840,289	10/19/2009
$2.61	75,000	-0-	-0-	75,000	11/10/2011

As of March 31, 2009 all outstanding warrants are exercisable.

Warrant Tender Offer

As of April 24, 2008, the Company commenced an offer (“Warrant Tender Offer”) to the holders (“Warrantholders”) of the Company’s then outstanding warrants, pursuant to which the Warrantholders were permitted to tender their Warrants for shares of the Company’s Common Stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the Offer was permitted to exercise some or all of such warrants at $0.75 per share of Common Stock;

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

15.	Equity (Continued)

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the Offer was permitted to exercise some or all of such warrants at $1.20 per share of Common Stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the Offer was permitted to exercise some or all of such warrants at $1.63 per share of Common Stock; and

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the Offer was permitted to exercise some or all of such warrants at $2.61 per share of Common Stock.

On March 2, 2009, the Company closed on its Offer to existing warrant holders to exercise their warrants on amended terms. In connection with the Offer:

•	A total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034; and

•	A total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share), for an aggregate exercise price of $459,196.

As a result, (a) a total of 359,394 shares of the Company’s common stock were issued in connection with the exercise of such warrants and (b) the Company received gross proceeds of $758,230 as payment of the exercise prices.

16.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The balance of these reserves at March 31, 2009 and December 31, 2008, was $2,062,907 and $1,314,861, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

17.	Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations.

For the three months ended March 31, 2009, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94; warrants to purchase 1,333,333 shares at an exercise price of $1.50. Warrants to purchase 6,627,203 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the three months ended March 31, 2008, dilutive shares include stock options to purchase 235,200 shares if common stock at $0.42 share. Warrants to purchase 7,974,476 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

17.	Earnings Per Share (Continued)

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2009:
Net income	$1,552,706
Basic EPS income available to common shareholders	$1,552,706	29,415,137	$0.05
Effect of dilutive securities:

Stock options	—	95,714
Diluted EPS income available to common shareholders	$1,552,706	29,510,851	$0.05

For the three months ended March 31, 2008:
Net income	$2,818
Basic EPS income available to common shareholders	$2,818	29,296,832	$0.00
Effect of dilutive securities:
Warrants	—	216,814
Diluted EPS income available to common shareholders	$2,818	29,513,646	$0.00

18.	Equity Incentive Plan

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

Eligibility

The Company may grant awards to its employees, directors and consultants, including those of the Company’s subsidiaries. However, the Company may grant options that are intended to qualify as incentive stock options (“ISOs”) only to its employees and employees of its subsidiaries.

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
March 31, 2009 and 2008

18.	Equity Incentive Plan (Continued)

The term of each award under the Plan will be specified in the award agreement, but may not exceed ten years from the earlier of the adoption or the approval of the plan, unless sooner terminated.

The Company follows the provisions of SFAS No. 123(R). Total share-based compensation costs included on the Condensed Consolidated Statements of Operations were $18,508 and none during the three months ended March 31, 2009 and March 31, 2008, respectively. All share-based compensation costs are included in selling expenses and administrative expenses.

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB "107"). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the weighted average assumptions used for options granted:

March 2, 2009
Number of options	703,200
Risk free interest rate	.67%
Expected life (year)	2
Expected volatility	252.69%
Weighted average fair value per option	$0.34

Share Options

A summary of the Company’s outstanding share option award grants as of March 31, 2009, and changes during the three months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2008	-0-	$--
Granted	703,200	0.42
Exercised	-0-	--
Expired	-0-	--
Forfeited	-0-	--

Outstanding at March 31, 2009	703,200	$0.42	9.93	$161,736

Non-vested and expected to vest at March 31, 2009	703,200	$0.42	9.93	$
Exercisable at March 31, 2009	-0-	$--	3.7

As of March 31, 2009, there was $220,693 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 1.27 years.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

19.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted for construction of a second production facility in Hailun City, Heilongjiang Province, PRC.  The contract is for $8,428,080, of which $2,039,920 has been paid, and $334,574 has been accrued in accounts payable.  The remaining $6,053,586 is to be paid in 2009 for completion of the facility.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $5,295,891 of which $3,707,124 has been paid.  The remaining $1,588,767 will be paid on delivery of the equipment in 2009.

The Company has advances to milk suppliers of $331,464 which will be offset against future milk purchases from those suppliers (see Note 6, “Other Current Assets”).

In order for the Company to conduct its current operations, a milk powder production license is required from the State General Administration of Quality Supervision and Inspection and Quarantine of the PRC (the “Administration”). The Company’s current license expired in December 2008. The Administration will inspect the quality of the Company’s production process in 2009. Depending on the results of this inspection, the State General Administration will either (i) grant the Company a license renewal, or (ii) advise the Company of material deficiencies it has discovered and schedule another inspection for 2010. The Company expects that it will pass the inspection. If it does not, it will have an opportunity to cure any deficiencies prior to the follow up inspection that would have been scheduled for 2010. Other than the foregoing, no government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of the Company’s business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company’s employees were required to pay an employee deposit upon commencement of employment, which was standard in the PRC. As of January 1, 2009 these deposits are no longer allowed in the PRC and all amounts were returned to the employees. As of December 31, 2008, the Company held employee deposits in the aggregate amount of  $248,424 which were reflected in advances from employees in the financials statements.

19.	Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. The Company also leases office space which expires September, 2009.  For the three months ended March 31, 2009 and 2008, the Company incurred rental expense of $39,293 and $31,520, respectively. As of March, 2009, the Company had outstanding lease commitments totaling $108,310, all of which are due within the next year.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008

20.	Segment reporting

The Company operates in one operating segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Although the Company has key product lines of milk powder, soybean powder, and rice powder, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the three months ended March 31, 2009 and 2008, the Company’s sales revenue from various products are as follows:

	Three Months Ended March 31,
	2009	2008
Milk powder	$9,270,354	$8,103,303
Soybean milk powder	287,039	252,416
Rice powder	320,090	197,546
Sub-contract processing	979,069	1,881,194
	$10,856,552	$10,434,459

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

Because of our close proximity to our sources of fresh milk, we are able to complete the production process in approximately 30 hours, which is faster than competitors of ours that are not similarly situated.  We produced approximately 7,000 tons of milk powder at our facility in Be’ian City, Heilongjiang Province, PRC in fiscal 2007, up from approximately 5,000 tons in fiscal 2006. In 2008, by adding a third shift to the existing two shifts working schedule, we produced approximately 9,000 tons of milk powder.  In addition, in July 2008, through our wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC, which we expect will enable us to produce an additional 9,000 tons of milk powder in 2009 and a total of 18,000 tons of milk powder annually in 2010. As a result, we believe we will have the capacity to produce approximately 27,000 tons of milk powder per year by fiscal 2010. It is expected that our production of rice powder and soymilk powder will also increase in volume, while continuing to comprise an aggregate of approximately 5% of our overall sales.

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

Recent Developments

Reverse Merger, Private Placements and Related Transactions

Prior to October 9, 2007, we were a public shell company, as defined by Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934, without material assets or activities. On October 9, 2007, we completed a reverse merger (the “Reverse Merger”), pursuant to which our wholly-owned subsidiary merged with and into a private company, American International Dairy Holding Co., Inc. (“AIDH”), with such private company being the surviving company. In connection with this Reverse Merger, we discontinued our former business and succeeded to the business of AIDH as our sole line of business. For financial reporting purposes, AIDH is considered to be the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of AIDH and do not include our historical financial results.

Simultaneously with the Reverse Merger, we sold 1,333,333 units of our securities to John V. Winfield, consisting of: (i) 1,333,333 shares of our common stock, (ii) warrants to purchase 266,667 shares of our common stock, at an exercise price of $0.94 per share (“Warrant W-1”), and (iii) warrants to purchase 1,333,333 shares of our common stock, at an exercise price of $1.50 per share (“Warrant W-2”), for an aggregate purchase price of $1,000,000 (the “First Offering”). In addition, we sold 2,061,227 units of our securities to certain additional “accredited investors” (the “Initial Purchasers”), consisting of (i) 2,061,227 shares of our common stock, (ii) warrants to purchase 412,245 of our common stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) warrants to purchase 2,061,227 shares of our common stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”). The rights and obligations under Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

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

In connection with the First Offering and Second Offering (collectively, the “October Offerings”), we engaged finders and placement agents to whom we paid fees in the aggregate of $700,452, and granted (i) warrants to purchase an aggregate of 106,667 shares of our common stock, at an exercise price of $0.94 per share, the terms and conditions of which are identical to the those of Warrant W-1, and (ii) warrants to purchase 392,639 shares of our common stock, at an exercise price of $2.04, the terms and conditions of which are identical to the those of the Class A Warrants. On March 2, 2009, the exercise prices of 235,583 of these warrants were reduced from $2.04 to $1.63, as partial consideration for services rendered in connection with a consulting agreement we entered into with one of these parties.

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

On March 2, 2009, we closed on the Warrant Tender Offer.  In connection with the Warrant Tender Offer:

•	a total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,035; and

•	a total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,196.

As a result, we received gross proceeds of $758,231 and issued an aggregate of 359,394 shares of our common stock.

Adoption of 2009 Equity Incentive Plan

On March 2, 2009, our board of directors adopted our 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. On March 11, 2009 (the “Record Date”), we obtained the written consent of the holders of 15,414,577 shares of our common stock, which as of the Record Date represented approximately 52.7% of our outstanding voting securities, to adopt the Plan. 1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan.

Following the adoption of the Plan, our board of directors approved the grant of an aggregate of 703,200 stock option awards to our executive officers and directors. The rights and obligations under the Stock Options are further described in “- Liquidity and Capital Resources – Stock Options” below.

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

Narrowing of Gap in Milk Consumption

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. In addition to improving the overall health of its populous, the government views increased dairy production as a means of improving employment in rural areas thus improving social stability. The programs are designed to narrow the significant gap between China’s per capita milk consumption of 15kg per person and the global average of 100 kg per person.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in China outstrips supply by at least 2-to-1.  In recent years, our production capabilities have not been able to keep up with demand for our products. We have commenced construction of a new production facility with an initial annual production capacity of 9,000 tons of milk powder, which is expected to start production in the third quarter of 2009. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. We have applied the net proceeds we received from the June Note Offering and November Note Offering, further described in “-- Recent Developments -- Sale of Notes and Warrants” above, and from the Warrant Tender Offer, further described in “-- Recent Developments -- Warrant Tender Offer” above, toward the construction of this new production facility.  We have no additional commitments for the additional $6.0 million we expect to need to complete the construction and equipping of the first production line at our new production facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Product Pricing and Raw Material Supply

Historically we have been able to obtain sufficient raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be available to us for the foreseeable future. However, we believe the recent worldwide increases in the cost and availability of commodities, such as rice and oil, will lead to increases in prices for such commodities. To some extent, we believe we will be able to increase the prices for our products to pass on higher raw material costs to consumers. However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

Brand Name and Product Quality

There are more than 30 brand names of infant formula products sold in China. Most of our international and larger competitors have been concentrating in the first tier cities, or well-known urban centers such as Beijing and Shanghai. The rest of the Chinese domestic companies in the industry, including us, have been focusing on less developed second and third tier cities where competition is less severe than the top tier cities. As consumers have many options for infant formula products, infant formula producers with better quality and safety images have the advantages to sell their product at higher price. Brand image and recognition are increasingly important in gaining customer loyalty.

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

Results of Operations

Three-Month Period Ended March 31, 2009 Compared to Three-Month Period Ended March 31, 2008

The following summarizes changes in our operations for the three months ended March 31, 2009 and 2008.  Net income increased by $1,549,888, from $2,818 in the three months ended March 31, 2008, to $1,552,706 for the three months ended March 31, 2009. The increase in net income during the three months ended March 31, 2009, as compared to the same time period in the prior year, was due to decreases in selling expenses and an increase in gross profit, which offset an increase in our operating expenses as further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended March 31,
	2009	2008

Sales	$10,856,552	$10,434,459
Cost of Goods Sold	5,848,675	6,011,234
Gross Profit	$5,007,877	$4,423,225

Sales. Sales volume decreased by 150 metric tons, or 6.7%, period on period, to 2,100 metric tons for the three months ended March 31, 2009, from 2,250 metric tons for the three months ended March 31, 2008. However, sales revenues increased by $422,093, or 4.0%, from $10,434,459 in the three months ended March 31, 2008, to $10,856,552 for the three months ended March 31, 2009. This increase was primarily due to an increase in the average selling price for all of our products, by $532 per metric ton, as compared to the three months ended March 31, 2008, because we produced more of our high end product line in fiscal 2009.

Sales by product line.  A break-down of our sales by product line for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	1,529	9,270,354	85.4	1,496	8,093,235	77.6	33
Rice powder	56	320,090	2.9	49	258,070	2.5	7
Soybean powder	153	287,039	2.7	117	201,970	1.9	36
Subcontracting	362	979,069	9.0	588	1,881,184	18.0	(226)
Total	2,100	10,856,552	100.0	2,250	10,434,459	100.0	(150)

There were various changes to the break-down of sales among our product lines over the three months ended March 31, 2009, as we increased production in most all lines, but attempted to adjust our sales mix to higher margin products, and away from subcontracting. Soybean powder accounted for 2.6% of our sales mix for the three months ended March 31, 2009, at an average selling price of $1,876 per metric ton, as compared to 1.9% of our sales mix in the three months ended March 31, 2008, at an average selling price of $1,727 per metric ton. Milk powder accounted for 85.4% of first quarter 2009 sales mix, at an average selling price of $6,063 per metric ton, as compared to 77.6% of first quarter 2008, at an average selling price of $4,351 per metric ton. We decreased our subcontract production during the three months ended March 31, 2009 to 9.0% of the sales mix, at an average selling price of $2,705 per metric ton, as compared to 18.0% of the sales mix in the three months ended March 31, 2008, at an average sales price of $3,199 per metric ton.

A breakdown of our average selling price by product line for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
Average selling prices	2009	2008	Variance
	$	$	$	%
Milk powder	6,063	5,410	653	12.1
Rice powder	5,716	5,267	449	8.5
Soybean powder	1,876	1,727	149	8.6
Subcontracting	2,705	3,199	(494)	(15.4)
Total	5,170	4,638	532	11.5

Cost of Goods Sold.  Cost of goods sold decreased by $162,559, or 2.7%, from $6,011,234 in the three months ended March 31, 2008, to $5,848,675 for the three months ended March 31, 2009. This decrease was directly related to our reduction in subcontracting work during the three months ended March 31, 2009. Overall our cost per metric ton increased by $113, or 4.2%, to $2,785 per metric ton in the three months ended March 31, 2009, as compared to $2,672 per metric ton in three months ended March 31, 2008, due to increases in our sales and the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the years ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008	Variance
	$	$	$	%
Cost of sales
Milk powder	4,632,692	4,161,982	470,710	11.3
Rice powder	125,525	101,204	89,048	88.0
Soybean powder	215,280	126,232	24,321	19.2
Subcontracting	875,178	1,621,816	(746,638)	(46.0)
Total	5,848,675	6,011,234	(162,559)	(2.7)

Cost per units sold(per ton)
Milk powder	3,030	2,782	248	8.9
Rice powder	2,242	2,065	177	8.6
Soybean powder	1,407	1,079	328	30.4
Subcontracting	2,418	2,758	(340)	(12.3)
Average cost per unit sold	2,785	2,672	113	4.2

Gross Profit. Gross profit was $5,007,877, or 46.1% of our sales for the three months ended March 31, 2009, as compared to gross profit of $4,423,225, or 42.4%, for the three months ended March 31, 2008. During the three months ended March 31, 2009, our gross margin on milk powder increased to 50.0%, from 48.6% in the same period of the prior year, due to an increase in the average sales price of 12.1%, while there was a 8.9% increase in the cost per metric ton from the three months ended March 31, 2008. The gross margin for soybean powder declined 12.5% to 25.0% in the three months ended March 31, 2009, as compared to 37.5% in the three months ended March 31, 2008, due to an increase in the average cost per ton of 30.4% in the three months ended March 31, 2009 as compared to the same period in 2008.

A breakdown of gross margin by product line for the years March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009		2008		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	4,637,662	50.0	3,931,253	48.6	1.4
Rice powder	71,759	60.8	156,866	60.8	--
Soybean powder	194,565	25.0	75,738	37.5	(12.5)
Subcontracting	103,891	10.6	259,368	13.8	(3.2)
Total	5,007,877	46.1	4,423,225	42.4	3.7

Operating Expenses

	For the Three Months Ended March 31,
	2009	2008
Operating Expenses
Selling and administrative expenses	$3,026,704	$4,329,338
Depreciation and amortization	43,238	14,861
Total operating expenses	$3,069,942	$4,344,199

Selling Expenses. Selling expenses overall decreased by $1,390,678, or 37.3%, from $3,731,332 in the three months ended March 31, 2008, to $2,340,653 for the three months ended March 31, 2009. The major factors in the decrease in selling expenses are as follows:

•	Advertising decreased by $1,317,833, or 84.3%, to $245,758 in 2009, from $1,563,591 in 2008, due to a less aggressive marketing campaign in 2009.

•	Promotion expenses decreased by $462,460, or 60.3%, to $303,867 in 2009, from $766,327 in 2008, as we reduced our marketing as compared to 2008.

•	Transportation expenses decreased by $11,536, or 4.6%, to $237,506 in 2009, from $249,042 in 2008, as a result of our shipping costs decreasing in 2009 as compared to 2008.

These decreases were partially offset by an increase in outdoor promotion expenses of $120,245, or 292.7%, to $161,320 in 2009, from $41,075 in 2008, as part of our marketing campaign to increase brand awareness and sales.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses increased by $88,047, or 14.7%, from $598,004 in three months ended March 31, 2008, to $686,051 for the three months ended March 31, 2009. The major factors in the increase in administrative expenses are as follows:

•	Increase of consultation expenses of $47,843, to $48,750 in 2009, from $907 in 2008, as a result of our hiring consultants to assist with internal control assessment and other management assessments.

•	Increase in legal and accounting expenses of $169,938, or 206.3%, to $252,322 in 2009, from $82,384 in 2008, due to increased costs related to public company reporting requirements.

These increases were partially offset by liquidated damages of $127,900 incurred in 2008, as a result of our failure to satisfy certain registration requirements. No liquidated damages were incurred in 2009.

Provision for Income Taxes

	For the Three Months Ended March 31,
	2009	2008
Provision for Income Taxes
Current	$337,830	$80,580
Deferred	—	—
	$337,830	$80,580

Provision for Income Taxes. Income taxes increased by $257,250, or 319.0%, from $80,580 for the three months ended March 31, 2008, to $337,830 for the three months ended March 31, 2009. This increase was due to the increase in our taxable income in our operating subsidiaries.

Liquidity and Capital Resources

Uses of Capital

	For the Three Months Ended March 31,
	2009	2008

Net cash provided by operating activities	$70,044	$1,194,399

Net cash used in investing activities	(4,933)	(27,469)

Net cash provided (used in) by financing activities	$758,230	$(284,439)

Net Cash Provided By Operating Activities.  For the three months ended March 31, 2009, $70,044 was provided by operating activities, compared with $1,194,399 provided by operating activities for the three months ended March 31, 2008. Our net cash flows provided from operating activities during 2009 decreased due to the following factors:

•	Trade accounts receivable increased by $634,734, due to the increased level of sales during the year.

•	Inventory increased by $480,552, due to reduced sales of our products during the Chinese New Year.

•	Advances to suppliers and other receivables decreased by $36,018, due the increase in our level of production during 2008.

•	Accounts payable and accrued expenses increased by $223,133 at March 31, 2009, as compared to the same period in 2008, due to increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the three months ended March 31, 2009, we used $4,933 in investing activities, compared with $27,469 used in investing activities for the three months ended March 31, 2008. The $4,933 was for the purchase of office equipment and other general equipment.

Net Cash Provided By Financing Activities.  For the three months ended March 31, 2009, $758,230 was provided by financing activities, compared with $284,439 used in financing activities for the three months ended March 31, 2008. We raised $758,230 through the exercise of warrants during the three months ended March 31, 2009, in connection with the consummation of the Warrant Tender Offer as further described in “- Recent Developments – Warrant Tender Offer” above.

General

In recent years, the Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. Over the same period, our products have become increasing popular in mainland China due to our continued sales and marketing efforts. As a result, we have experienced tremendous growth well above the industry average during recent years. Sales increased from approximately $7.9 million in 2005 to approximately $44.3 million in 2008, a 461% increase over three years. Net income increased from approximately $0.7 million in 2005 to approximately $2.3 million in 2008, a 220% increase over three years..

Cash and cash equivalents at March 31, 2009 increased by 11.0% to $8,154,392, from $7,343,588 at December 31, 2008. Working capital increased from approximately $1.4 million in 2005 to approximately $10.7 million in 2008, including cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2008. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Production capacity has been the bottle neck for our growth in recent years, because production has not been able to keep up with demand. Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. Management plans to achieve this strategy by increasing our production capacity, sales staff, and advertising expenditures.

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

Historically we have relied on investments by our Chief Executive Officer and shareholders, and bank loans, to meet our cash and capital expenditures. However, as the amount of our capital expenditures increases, we will depend more on the capital markets to raise funds through private and public offerings of equity and/or debt. There can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms.

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

 As of April 24, 2008, we commenced the Warrant Tender Offer, pursuant to which the holders of warrants received in connection with the October Offerings had the opportunity to tender their warrants for shares of our common stock at a reduced exercise prices. On March 2, 2009, we closed on the Warrant Tender Offer. In connection with the Warrant Tender Offer:

•	a total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,035; and

•	a total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,196.

As a result, we received gross proceeds of $758,231 and issued an aggregate of 359,394 shares of our common stock. We used the proceeds we received from the Warrant Tender Offer for (a) the construction and equipping of our new production facility, and (b) expenses related to this offer.

We have no sources for the additional financing we may need to complete the construction of our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition to constructing our new production facility, we have purchased an office building located in Heilongjiang Province, PRC, for approximately $1.8 million, which will serve as our corporate headquarters.  The purchase price of this building was paid out of our retained earnings.

Currently, we spend approximately 8% - 12% of total revenues on advertising and promotional plans through out the year. We spent approximately $3.0 million, $1.9 million and $0.8 million on advertising and promotion in fiscal 2008, 2007 and 2006, respectively. We plan to keep spending an aggregate of between $4.0 million and $5.0 million on advertising and promotion in fiscal 2009, which will still fall within our standard budget for advertising and promotion of 8% - 12% of total revenues. The funds for advertising and promotion will generally come out of our earnings.

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

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with the Put/Call Shareholders. Pursuant to the Put/Call Agreements, we had an option to repurchase an aggregate of 1,944,444 shares of our common stock (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions were met (the “Call Option Conditions”):

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

As of April 24, 2008, we commenced the Warrant Tender Offer, pursuant to which the holders of the 2007 Warrants had the opportunity to tender their 2007 Warrants for exercise prices reduced by 20%. The Warrant Tender Offer is further described in “Recent Developments - Warrant Tender Offer” above. On March 2, 2009, we closed on the Warrant Tender Offer.  In connection with the Warrant Tender Offer:

•	a total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,035; and

•	a total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,196.

As a result, we received gross proceeds of $758,231 and issued an aggregate of 359,394 shares of our common stock. We used the proceeds we received from the Warrant Tender Offer for (a) the construction and equipping of our new production facility in Hailun City, Heilongjiang Province, PRC, and (b) expenses related to the Warrant Tender Offer.

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

Promissory Notes

In the June Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, we also issued the June Notes. As amended on December 31, 2008, the June Notes bear interest at a rate of 10% until they become due and payable on December 31, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the June Notes at any time without penalty, upon 15 days prior written notice. Each holder of the June Notes has the right to be prepaid any amounts due under his, her or its June Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the June Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each June Note if: (a) we fail to pay principal or interest when due on the June Note; (b) we breach any material covenant or other material term or condition contained in the June Note or securities purchase agreement entered into in connection with the June Note Offering (the “June Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the June Note or the June Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under a June Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the June Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the June Note or any other right or remedy afforded by law.

In the November Note Offering, further described in “- Recent Developments - Sale of Notes and Warrants” above, we also issued the November Note. The November Note bears interest at a rate of 10% until it becomes due and payable on November 10, 2009. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the November Note at any time without penalty, upon 15 days prior written notice. The holder of the November Note has the right to be prepaid any amounts due under his November Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more. So long as we have any obligation under the November Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) sell, lease or otherwise dispose of any significant portion of its assets; (d) lend money, give credit or make advances; or (e) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the November Note if: (a) we fail to pay principal or interest when due on the November Note; (b) we breach any material covenant or other material term or condition contained in the November Note or securities purchase agreement entered into in connection with the November Note Offering (the “November Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the November Note or the November Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under the November Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the November Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

Stock Options

Following the adoption of the Plan, our board of directors approved the grant of an aggregate of 703,200 stock option awards to our executive officers and directors. Each option has an exercise price of $0.42 per share, which was the closing price of our common stock on the OTCBB on March 2, 2009, the date on which the options were granted. Each option has a term of ten (10) years from the date of grant and will vest with respect to 25% of the shares underlying the option on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration of Foreign Exchange (“SAFE”), regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in Risk Factors in our Annual Report for more information.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of March 31, 2009, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$1,588,767	$1,588,767	—	—	—
Construction contract	6,388,159	6,388,159	—	—	—
Debt Obligations	3,123,301	3,123,301	—	—	—
Advertising contract	655,584	655,584	—	—	—
Operating leases	108,310	108,310	—	—	—
Total:	$11,864,121	$11,864,121	—	—	—

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require use to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include the accounts and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In our opinion, the condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make our financial position and the results of operations and cash flows not misleading. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

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

Earnings per share

Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

We do not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday  expires (See Note 10 to the footnotes to financial statements included in Item 1 of this report). We do not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

We do not accrue United States income tax on unremitted earnings from foreign operations, as it is our intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the “Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council,” which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprise at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.  XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL will qualify under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

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

A provision has not been made at March 31, 2009 for U.S. or additional foreign withholding taxes on approximately $13,558,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of March 31, 2009, is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of March 31, 2009, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Fair value of financial instruments

We apply the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2009 and 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

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

On January 1, 2009, we adopted SFAS Staff Position No. FAS 157-2 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by FAS 157-2, which provided a deferral of such provisions until 2009. We are in the process of evaluating the impact, if any, of applying these provisions on its consolidated financial position and results of operations.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. We had no financial assets and/or liabilities carried at fair value on a recurring basis at March 31, 2008.

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

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, we adopted SFAS 161. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.” In EITF Issue 07-5, the EITF reached the consensus that evaluation of whether an equity-linked financial instrument (or embedded feature) is indexed to the company's own stock should be based on a two-step approach. Under the two-step approach, an equity-linked financial instrument (or embedded feature) is not deemed indexed to the entity's own stock if the strike price is denominated in a currency other than the issuer's functional currency (but the determination of whether the instrument is indexed to the company's own stock is not affected by the currency in which the underlying shares are traded). Also, market-based employee stock valuation instruments are not considered to be indexed to the entity's own stock (presumably because they are influenced by, among other factors, employee behavior, which is not an input used to estimate the fair value of the forward contract or option). An exercise contingency is a provision entitling the entity (or the counterparty) to exercise an equity-linked financial instrument or embedded feature based on changes in an underlying, which includes the occurrence (or nonoccurrence) of a specified event. Provisions that accelerate the timing of the entity's (or counterparty's) ability to exercise an instrument or that extend the length of time that an instrument is exercisable are exercise contingencies. On January 1, 2009, we adopted EITF 07-5. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

In July 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Unvested Share-Based Awards as Participating Securities for EPS Purposes” (FSP No. EITF 03-6-1).  FSP No. EITF 03-6-1 clarifies the circumstances under which unvested share-based payment awards should be considered participating securities for purposes of determining basic earnings per share (EPS). On January 1, 2009, we adopted FSP No. EITF 03-6-1. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

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

In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. We are currently assessing the impact of FSP SFAS 107-1.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

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

As a result of the transactions, there was a change in control of the filing company, as the stockholders of AIDH became the majority stockholders the filing company. For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method. Accordingly, AIDH and its subsidiary are treated as the continuing entity for accounting purposes. As a result of this transaction, we became subject to the laws related to reporting companies, including the Sarbanes-Oxley Act of 2002, as amended.

In connection with the audit for the fiscal years ended December 31, 2008 and 2007, Windes & McClaughry Accountancy Corporation (“Windes”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Windes’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.  A material weakness is a significant deficiency, or combination of significant deficiencies, that, in Windes’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Our management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not reoccur:

•	We hired an outside consultant to assist with the preparation of our financial statements.

•	We implemented new review and analysis processes for all significant contractual and other liabilities, including, without limitation:

(a)	the requirement that white papers be prepared to document all material transactions;

(b)	the establishment of checklists and timelines to insure timely reporting of financial information;

(c)	the utilization of comparison review of Chinese accounting standards versus U.S. GAAP standards.

•	We purchased, and are in the process of employing, new revenue accounting software.

In addition, we retained an outside consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business. However, our management believes that these remediation efforts will be complete by the end of the 2009 fiscal year.

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

Changes in Internal Control Over Financial Report

In its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”), our management reported that, as of the date of such report, our internal control over financial reporting was not effective. Since the end of fiscal 2008, an outside consultant we retained to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002, completed the documentation of our internal controls and procedures. However, upon review of the work product, our management determined that the prepared documentation did not contain sufficient detail. Therefore, in the first quarter of 2009, we retained an additional consultant to help management refine such documentation.

Based upon the foregoing, our management has determined that there were changes in our internal control over financial reporting, identified in connection with the evaluation that occurred during our last fiscal quarter, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended March 31, 2009, and subsequent period through the date hereof, we did not consummate any unregistered sales of equity securities, except as follows:

Warrant Tender Offer

As of April 24, 2008, we commenced an offer (“Warrant Tender Offer”) to certain holders of our, pursuant to which the holders could tender their warrants for shares of our common stock at a reduced exercise prices.

On March 2, 2009, we closed the Warrant Tender Offer. In connection with the Warrant Tender Offer:

•
an aggregate of 183,457 warrants were tendered by a total of 10 warrant holders at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,035; and

•
an aggregate of 175,937 warrants were tendered by a total of 8 warrant holders at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,196.

As a result, we received gross proceeds of $758,231 and issued an aggregate of 359,394 shares of our common stock.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Issuance of Options Under Our 2009 Equity Incentive Plan

On March 2, 2009, our board of directors adopted our 2009 Equity Incentive Plan (the “Plan”). On March 11, 2009 (the “Record Date”), we obtained the written consent of the holders of 15,414,577 shares of our common stock, which as of the Record Date represented approximately 52.7% of our outstanding voting securities, to adopt the PlanPlan. 1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan.

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

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended March 31, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

In the three-month period ended March 31, 2009, and subsequent period through the date hereof, the we did not submit any matters to a vote of our security holders, except as follows:

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

Item 5.  Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2009, or subsequent period through the date hereof, which was not so reported.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1	2009 Equity Incentive Plan -- Incorporated by reference from our Current Report on Form 8-K, filed on March 6, 2009
31.1	Certification of principal executive officer pursuant to Section 13a-14(a) -- filed herewith
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) -- filed herewith
32.1	Certification of principal executive officer pursuant to Section 1350 -- filed herewith
32.2	Certification of principal financial and accounting officer pursuant to Section 1350 -- filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.
Dated: May 15, 2009	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President

Dated: May 15, 2009	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer and Secretary