Form 10-Q
period 2009-06-30
EMERALD DAIRY INC
filed 2009-08-14
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ______________________________

Commission File Number:	000-52174

EMERALD DAIRY INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 867-9247

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The registrant had 29,696,530 shares of common stock issued and outstanding as of July 31, 2009 (not including an additional 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,752,255	$7,343,588
Trade accounts receivable,net	6,702,945	6,146,228
Inventory, net	1,629,834	883,233
Other current assets	4,398,896	4,337,332
Total current assets	17,483,930	18,710,381

Property, plant and equipment
Property, plant and equipment, net	5,861,988	6,101,566
Contruction in progress	6,875,312	2,482,339
	12,737,300	8,583,905

Intangible assets, net	1,359,671	1,380,089

	$31,580,901	$28,674,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,163,034	$4,651,947
Notes payable, net of debt discount of $43,944 and $87,888 at
June 30, 2009 and December 31, 2008, respectively	2,706,056	2,662,112
Other current liabilites	419,397	728,859
Loan from shareholder	210,028	210,265
Total current liabilities	7,498,515	8,253,183

Commitments and Contingencies (Note 19)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none
issued and outstanding at June 30, 2009 and December 31, 2008)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 31,640,974 and 31,243,776 issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	31,641	31,244
Treasury Stock (1,944,444 shares at June 30, 2009 and
December 31, 2008, respectively)	(1,944)	(1,944)
Additional paid-in capital	9,096,894	8,225,922
Retained earnings (of which $2,062,907 and $1,314,861 are restricted at June 30, 2009 and December 31, 2008, respectively, for common welfare reserves)	12,922,244	10,106,402
Accumulated other comprehensive income	2,033,551	2,059,568
Total stockholders' equity	24,082,386	20,421,192

	$31,580,901	$28,674,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2009 and 2008

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Sales	$10,246,935	$10,904,778	$21,103,487	$21,339,237

Cost of Goods Sold	5,639,310	7,281,163	11,487,985	13,292,397

Gross Profit	4,607,625	3,623,615	9,615,502	8,046,840

Operating Expenses
Selling expenses and adminstrative expenses	3,073,694	2,634,812	6,100,398	6,964,150
Depreciation and amortization	43,274	15,570	86,512	30,431
Total operating expenses	3,116,968	2,650,382	6,186,910	6,994,581

Other Income (Expense)
Interest income	2,191	3,978	3,144	9,606
Interest expense	48,352	(42,150)	-	(43,406)
Total other income (expense)	50,543	(38,172)	3,144	(33,800)

Net Income Before Provision for Income Tax	1,541,200	935,061	3,431,736	1,018,459

Provision for Income Taxes
Current	278,064	236,711	615,894	317,291
	278,064	236,711	615,894	317,291

Net Income	$1,263,136	$698,350	$2,815,842	$701,168

Basic Earnings Per Share	$0.04	$0.02	$0.10	$0.02

Basic Weighted Average Shares Outstanding	29,658,726	29,299,332	29,537,604	29,299,332

Diluted Earnings Per Share	$0.04	$0.02	$0.09	$0.02

Diluted Weighted Average Shares Outstanding	30,105,880	29,563,708	29,648,643	29,563,708

The Components of Other Comprehensive Income
Net Income	$1,263,136	$698,350	$2,815,842	$701,168
Foreign currency translation adjustment	16,406	440,717	(39,420)	1,375,312
Income tax related to other comprehensive income	(5,578)	(149,844)	13,403	(467,606)

Comprehensive Income	$1,273,964	$989,223	$2,789,825	$1,608,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net Income	$2,815,842	$701,168
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	266,374	193,559
Amortization of loan discount	43,944	18,766
Capitalized interest	(220,727)	-
Stock issued for services	33,475	-
Warrants modified for services	3,975	-
Incentive stock options	75,688	-
Net change in assets and liabilities
Trade accounts receivable	(563,653)	(1,565,617)
Inventory	(747,598)	(1,212,775)
Other current assets	(66,459)	604,913
Accounts payable and accrued expenses	(483,663)	1,440,003
Other current liabilities	(308,639)	34,914

Net cash provided by operating activities	848,559	214,931

Cash flows from investing activities
Deposit on equipment purchase		(3,695,928)
Purchases of fixed assets and intangibles including
construction in progress	(4,189,873)	(1,656,200)

Net cash used in investing activities	(4,189,873)	(5,352,128)

Cash flows from financing activities
	-	-
Exercise of warrants	758,231	-
Repayments of notes payable	-	(290,713)
Advances on notes payable	-	2,250,000

Net cash provided by financing activities	758,231	1,959,287

Effect of exchange rate	(8,250)	438,090

Net increase in cash	(2,591,333)	(2,739,820)

Cash and cash equivalents at beginning of period	7,343,588	6,560,931

Cash and cash equivalents at end of period	$4,752,255	$3,821,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

1.      Description of Business

Emerald Dairy, Inc. (the “Company”), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”) through its wholly owned subsidiaries.

The Company’s subsidiary, American International Dairy Holdings, Inc. (“AIDH”), a Nevada corporation, was formed in 2005 for the purpose of acquiring the stock in Heilongjiang Xing An Ling Dairy, Co. (“XAL”), a corporation formed on September 8, 2003 in Heilongjiang Province, pursuant to the laws of the PRC. On May 30, 2005, AIDH acquired  XAL, pursuant to a Share Transfer Agreement. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

XAL is a dairy company engaged in manufacturing of milk powder, soybean powder and rice powder. Through the Company’s network of over 800 salespeople, the its products are distributed throughout 20 provinces in the PRC, and sold in over 5,800 retail outlets.

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

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), pursuant to the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC. It is expected that the construction and equipping of this new facility will be completed in the third fourth quarter of 2009. Upon completion, it is anticipated that HXD will engage in the manufacture of the Company's milk powder, soybean powder and rice powder products at this new facility.

2.      Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2008 which are included in the Company’s Form 10-K for the year ended December 31, 2008 filed with the SEC on April 9, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Emerald Dairy Inc. and subsidiaries as of June 30, 2009 and the results of their operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

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
June 30, 2009 and 2008

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

Cash and cash equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the FDIC up to $250,000. As of June 30, 2009, no U.S. deposit balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and 2007, there were no allowances for doubtful accounts based on the review of the above factors. There were no write-off’s for the three and six months ended June 30, 2009 and 2008. The Company does not have any off-balance sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of June 30, 2009, the Company has incurred and capitalized into construction-in-progress $6,564,717 of construction costs from the construction contract and $310,595 of capitalized interest for a balance of $6,875,312.  The estimated cost to be incurred in 2009 to complete the project is approximately $1,866,942.

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest cost capitalized	$158,715	$—	$220,727	$—
Interest cost charged to income	(48,352)	42,150	-0-	43,406
	$110,363	$42,150	$220,727	$43,406

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency, RMB, as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $10,828 and $290,873, for the three months ended June 30, 2009 and 2008, respectively and ($26,017) and $907,706 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 and 2008, the exchange rate was 6.8307 RMB and 6.8543 RMB per U.S. Dollar, respectively.

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

As of June 30, 2009, the Company has no sales or contracts that included multiple deliverables that would fall under the scope of Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.

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

The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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
June 30, 2009 and 2008

3.     Summary of Significant Accounting Policies (Continued)

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

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity - In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.

Stock Based Compensation - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company has adopted the requirements of SFAS No. 123(R) for the fiscal year beginning on January 1, 2006.

Fair value of financial instruments - The Company applies the provisions of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  June 30, 2009 and December 31, 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

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

On January 1, 2009 the Company  adopted FASB Staff Position (FSP) No. FAS 157-2 for non-financial assets and non-financial  liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by, which provided a deferral of such provisions until 2009. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at June 30, 2009.

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

In June 2008, the EITF reached final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, were nullified in EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. Moreover, some of the conclusions in EITF Issue No. 98-5 and EITF Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in EITF Issue No. 98-5 were subsequently updated to reflect the issuance of EITF Issue No. 00-27 and SFAS No. 150, the transition guidance in EITF Issue No. 98-5 was not revised. On January 1, 2009 the Company adopted EITF 08-4, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

In July 2008, the FASB issued FSP No. EITF 03-6-1, Unvested Share-Based Awards as Participating Securities for EPS Purposes.  FSP No. EITF 03-6-1 clarifies the circumstances under which unvested share-based payment awards should be considered participating securities for purposes of determining basic earnings per share (EPS). On January 1, 2009 the Company adopted FSP No. EITF  03-6-1, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP no. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 123(R)-1 are to be provided for fiscal years beginning after December 15, 2009. The Company is currently assessing the impact of FSP No. FAS123(R)-1.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. On June 30, 2009 the Company adopted FSP SFAS No. 107-1, the adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. On June 30, 2009 the Company adopted FSP No. FAS 115-2 and FSP No. FAS 124-2, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. On June 30, 2009 the Company adopted FSP  No. FAS 157-4, the adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on August 14, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in the Company’s current period financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective in the first quarter of 2010. The Company is currently evaluating whether this standard will have an impact on the Company’s consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS No. 168.

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

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of June 30, 2009 none of the U.S. cash balances are in excess of insured amounts.

Milk powder is historically 75% to 95% of our total sales. Dairy product consumption in China has historically been lower than in many other countries in the world.  Growing interest in milk products in China is a relatively recent phenomenon which makes the market for the Company’s products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for the Company’s products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of the Company’s products in particular.  There is substantial risk that the market may not accept or be receptive to our products.  Market acceptance of the Company’s current and proposed products will depend, in large part, upon its ability to inform potential customers that the distinctive characteristics of the Company’s products make them superior to competitive products and justify their pricing.  The Company’s current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit our revenues and profitability.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and RMB.

In 2008, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. The Company passed the emergency inspection and were not included on AQSIQ’s list. Although the Company believes that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for its products, the Company can’t be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to its products, won’t lead to decreased demand for milk powder products produced within China, thereby having a material adverse effect on the Company’s business.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

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

For the three and six months ended June 30, 2009 and 2008, no single customer accounted for 10% or more of sales.

As of June 30, 2009 and December 31, 2008, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

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

5.      Inventory

As of June 30, 2009 and December 31, 2008 inventory consisted of the following:

	2009	2008
Raw materials	$1,096,659	$557,128
Work-in-process	464,847	299,931
Finished goods	59,546	17,305
Repair parts	8,782	8,869
	$1,629,834	$883,233

6.      Other Current Assets

As of June 30, 2009 and December 31, 2008, other current assets consisted of the following:

	2009	2008
Advances to milk suppliers	$353,565	$388,406
Advances to equipment supplier	3,708,698	3,712,883
Advances to staff	221,071	76,712
Deposit on contract	81,983	74,614
Prepaid expenses	33,579	84,717
	$4,398,896	$4,337,332

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

7.      Property, Plant, and Equipment

As of June 30, 2009 and December 31, 2008, Property, Plant, and Equipment consisted of the following:

	2009	2008
Building	$3,700,796	$3,704,971
Plant and Machinery	2,969,532	2,972,883
Motor vehicles	526,312	526,906
Dairy cows	248,118	242,102
Office equipment	68,361	59,739
	7,513,119	7,506,601
Less: Accumulated depreciation	(1,651,131)	(1,405,035)
	$5,861,988	$6,101,566

Depreciation expenses totaled $123,859 and $247,518 for the three and six months ended June 30, 2009, respectively, and $94,396 and $183,302 for the three and six months ended June 30, 2008, respectively. $90,017 and $179,862 were included as a component of cost of goods sold for the three and six months ended June 30, 2009, respectively and $78,826 and $152,871 for the three and six months ended June 30, 2008, respectively.

8.      Construction-in-progress

	June 30, 2009	December 31, 2008
Construction in progress	$6,875,312	$2,482,339

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

9.      Intangible Assets

	June 30, 2009	December 31, 2008
Land use rights	$1,354,855	$1,356,384
Patents	53,142	53,202
	1,407,997	1,409,586
Less: Accumulated amortization	(48,326)	(29,497)
	$1,359,671	$1,380,089

Amortization expense totaled $9,432 and $18,856 for the three and six months ended June 30, 2009, respectively, and $5,813 and $8,187 the three and six months ended June 30, 2008, respectively.

Amortization expense is estimated to be $37,712 for each of the next five years.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

10.    Income Taxes

On May 30, 2005, AIDH executed a Share Transfer Agreement with XAL, a corporation organized and existing under the laws of the PRC. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, “Advanced Technology Company” or software Development Company. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006 the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise income tax of 25%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
U.S. Operations	$(319,000)	$(815,000)	$(830,000)	$(1,189,000)
Chinese Operations	1,860,000	1,751,000	4,262,000	2,208,000
	$1,541,000	$936,000	$3,432,000	$1,019,000

The components of the provision for income taxes are approximately as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Federal, State and Local	$-	$-	$-	$-
Peoples Republic of China -Federal and Local	278,000	236,700	615,900	317,000
	$278,000	$236,700	$615,900	$317,000

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income tax provision at Federal statutory rate	$524,000	$319,000	$1,166,800	$347,000
State income taxes, net of Federal benefit	-0-	57,000	-0-	62,000
U.S. tax rate in excess of foreign tax rate	(167,400)	(123,000)	(383,500)	(155,000)
Abatement of foreign income taxes	(187,100)	(339,300)	(449,500)	(408,000)
Increase in valuation allowance	108,500	323,000	282,100	471,000
Tax provision	$278,000	$236,700	$615,900	$317,000

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

10.    Income Taxes (Continued)

The Company has a U.S net operating loss carryforward of approximately $3,779,000 as of December 31, 2008 which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of June 30, 2009.

The change in the valuation allowance as of June 30, 2009 and 2008 was $349,600 and $471,000, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Tax Saving	$187,100	$339,300	$449,500	$408,000
Benefit per share:
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

Had the tax exemption not been in place for the three and six months ended June 30, 2009 and 2008, the Company estimates the following proforma financial statement impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income before tax provision, as reported	$1,541,000	$936,000	$3,432,000	$1,019,000
Less Tax provision not exempted	278,000	236,700	615,900	317,000
Less Tax provision exempted	187,100	339,300	449,500	408,000
	$1,075,900	$360,000	$2,366,600	$294,000

11.    Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and six months ended June 30, 2009, respectively, the Company contributed $102,054 and $145,184 in pension contributions. For the three and six months ended June 30, 2008 the Company contributed $27,910 and $54,813, respectively.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

12.    Accounts Payable and Accrued Expenses

At June 30, 2009 and 2008 accrued expenses consisted of:

	June 30, 2009	December 31, 2008
Accounts payable	$2,637,261	$3,264,066
Liquidated damages	$1,201,998	1,201,998
Accrued payroll	50,796	56,404
Accrued interest	242,787	105,287
Accrued insurance	30,192	24,192
	$4,163,034	$4,651,947

13.    Notes Payable

At June 30, 2009 and December 31, 2008 notes payable consisted of the following:

	June 30, 2009	December 31, 2008
Notes dated June, 2008, due December 31, 2009 with a interest rate of 10%, net of debt discount of $20,057 and $40,113 at June 30, 2009 and December 31, 2008, respectively	$2,229,943	$2,209,887
Notes dated November, 2008 due November 10, 2009 with a interest rate of 10%, net of debt discount of $23,887 and $47,775 at June 30, 2009 and December 31, 2008, respectively	$476,113	452,225
	$2,706,056	$2,662,112

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
June 30, 2009 and 2008

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

Term of the Put Option - The Put/Call Stockholders shall exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to the Company within thirty (30) days of a Put Right Trigger. The Put/Call Stockholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Shareholder, the repurchase of the Put/Call Shares by the Company shall be consummated within ninety (90) days following the date of the Put Exercise Notice.

In accordance with SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity the Company recorded the value of the Put/Call agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007.

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

On March 3, 2009 the Company and the Put/Call Stockholders terminated the Put/Call Agreements.

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
June 30, 2009 and 2008

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

There are accrued liquidated damages of $1,201,998 at June 30, 2009 and December 31, 2008,  Liquidated damages of $359,299 and $552,799 were accrued in the three and six months ended June 30, 2008, respectively.

Per the Registration Rights Agreements the Company can pay the $1,201,998 in liquidated damages in cash or Company common stock.  The Company plans to issue 667,777 shares of the Company’s common stock for the based on the closing price of the Company’s common stock on October 20, 2008 of $1.80.

Warrants

Information with respect to stock warrants outstanding as of June 30, 2009 are as follows:

Exercise Price	Outstanding December 31, 2008	Granted	Modified, Expired or Exercised	Outstanding June 30, 2009	Expiration Date
$0.94	373,334	-0-	-0-	373,334	10/09/2010
$1.50	1,333,333	-0-	-0-	1,333,333	10/09/2009
$2.04	804,884	-0-	(177,000)	627,884	10/09/2010
$2.04	569,346	-0-	(242,040)	327,306	10/19/2010
$1.63	195,000	-0-	-0-	195,000	6/12/2011
$1.63	75,000	-0-	-0-	75,000	6/20/2011
$1.63	-0-	-0-	235,583	235,583	10/19/2010
$3.26	2,061,227	-0-	(169,480)	1,891,747	10/09/2009
$3.26	2,846,746	-0-	(6,457)	2,840,289	10/19/2009
$2.61	75,000	-0-	-0-	75,000	11/10/2011

As of June 30, 2009 all outstanding warrants are exercisable.

Modification of Warrants

On March 2, 2009, the Company entered into a Consulting Agreement with a placement agent holding $2.04 warrants, pursuant to which, in consideration for certain consulting services to be provided to the Company by the placement agent, the Company agreed (i) to pay the placement agent a one-time consulting fee of $38,000, and (ii) to reduce the per share exercise price of 235,583 warrants received by the placement agent and its designees  in connection with the private offerings consummated by the Corporation in October 2007, from $2.04 to $1.63. Pursuant to FAS 123(R) Share Based Payments (as amended), the Company evaluated the value of the warrants before and after the modification to determine the incremental change in the value of the warrants.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

15.    Equity (Continued)

The fair value of the warrants as of March 2, 2009 before modification of the terms was calculated to be $18,625.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	114.83%
Risk-free interest rate	0.75%
Expected life	1.58 years
Stock price	$0.42
Exercise price	$2.04

The fair value of the warrants as of March 2, 2009 after modification of the terms was calculated to be $22,600.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	114.83%
Risk-free interest rate	0.75%
Expected life	1.58 years
Stock price	$0.42
Exercise price	$1.63

The incremental change in the value of the warrants is $22,600 less $18,625 or $3,975, which was recorded to consulting expense.

Warrant Tender Offers

As of April 24, 2008, the Company commenced an offer (the “First Offer”) to the holders (“Warrantholders”) of its then outstanding warrants, pursuant to which the Warrantholders were able to tender their warrants for shares of the Company’s Common Stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the First Offer was able to exercise some or all of such warrants at $0.75 per share of Common Stock;

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the First Offer was able to exercise some or all of such warrants at $1.20 per share of Common Stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the First Offer was able to exercise some or all of such warrants at $1.63 per share of Common Stock; and

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the First Offer was able to exercise some or all of such warrants at $2.61 per share of Common Stock.

On March 2, 2009, the Company closed on the First Offer. In connection with the First Offer:

•	A total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,034; and

•	A total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share), for an aggregate exercise price of $459,196.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

15.    Equity (Continued)

As a result, (a) a total of 359,394 shares of the Company’s common stock were issued in connection with the exercise of such warrants and (b) the Company received gross proceeds of $758,230 as payment of the exercise prices.

As of June 19, 2009, the Company commenced an offer (the “Second Offer”) to all holders of warrants to purchase shares of its Common Stock, having exercise prices of either $0.94, $1.50, $1.63, $2.04 or $3.26 per share, originally issued in connection with the Offerings (the “Original Warrants”), the opportunity to voluntarily exchange any or all of the Original Warrants for amended warrants exercisable at reduced exercise prices (“Amended Warrants”), for a limited period of time.

The terms of the Amended Warrants, include the following:

•
With respect to the 373,344 warrants having an exercise price of $0.94 per share, a holder accepting the Second Offer may exchange some or all of the warrants for amended warrants exercisable at $0.75 per share;

•
With respect to the 1,333,333 warrants having an exercise price of $1.50 per share, a holder accepting the Second Offer may exchange some or all of the warrants for amended warrants exercisable at $1.20 per share;

•
With respect to the 235,583 warrants having an exercise price of $1.63 per share, a holder accepting the Second Offer may exchange some or all of the warrants for amended warrants exercisable at $1.30 per share;

•
With respect to the 955,190 warrants having an exercise price of $2.04 per share, a holder accepting the Second Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share; and

•
With respect to the 4,732,036 warrants having an exercise price of $3.26 per share, a holder accepting the Second Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share.

The only differences between the Original Warrants and the Amended Warrants to be issued in connection with the Second Offer, are that the Amended Warrants:

•	have the lower exercise prices described above;

•	will expire on August 28, 2009, and the expiration date will not be extended for the Company’s failure to register the underlying shares;

•
will not be subject to the limitation contained in the Original Warrants, which provides that the Original Warrants may not be exercised if the exercise would cause the holder and its affiliates to hold an aggregate of more than 9.9% of the outstanding shares of the Company’s Common Stock; and

•	must be exercised for cash, as a cashless exercise of the Amended Warrants will not be permitted.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

15.    Equity (Continued)

Stock Issued for Consulting

The Company entered into an Investor Relations Consulting Agreement (the “IR Agreement”) with a consultant, as of January 1, 2009.  Pursuant to the IR Agreement, in consideration for investor relations services to be provided to the Company by the consultant, the Company agreed to pay a monthly retainer of $9,000, consisting of (i) $4,500 in cash, and (ii) such number of shares of restricted stock of the Company to be determined by dividing $4,500 by 85% of the average closing trading price of the Company’s common stock for the first ten trading days of the applicable month, capped at 10,588 shares per month.

On June 30, 2009, the Company issued 37,804 shares of common stock with a fair value of $33,475 pursuant to the agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares is determined.

16.    Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The balance of these reserves at June 30, 2009 and December 31, 2008, was $2,062,907 and $1,314,861, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

17.    Earnings Per Share

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and six months ended June 30, 2009, dilutive shares include stock options of 703,200 and outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94. Warrants to purchase 7,960,536 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

15.    Earnings Per Share (Continued)

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2009:
Net income	$1,263,136
Basic EPS income available to common shareholders	$1,263,136	29,658,726	$0.04
Effect of dilutive securities:
Warrants		109,474
Stock options	—	337,680
Diluted EPS income available to common shareholders	$1,263,136	30,105,880	$0.04

For the three months ended June 30, 2008:
Net income	$698,350
Basic EPS income available to common shareholders	$698,350	29,299,332	$0.02
Effect of dilutive securities:
Warrants	—	264,376
Diluted EPS income available to common shareholders	$698,350	29,563,708	$0.02

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2009:
Net income	$2,815,842
Basic EPS income available to common shareholders	$2,815,842	29,537,604	$0.09
Effect of dilutive securities:
Warrants		29,281
Stock options	—	81,758
Diluted EPS income available to common shareholders	$2,815,842	29,648,643	$0.09

For the six months ended June 30, 2008:
Net income	$701,168
Basic EPS income available to common shareholders	$701,168	29,299,332	$0.02
Effect of dilutive securities:
Warrants	—	264,376
Diluted EPS income available to common shareholders	$701,168	29,563,708	$0.02

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
June 30, 2009 and 2008

18.    Equity Incentive Plan (Continued)

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

The Company follows the provisions of SFAS No. 123(R). Total share-based compensation costs included on the Condensed Consolidated Statements of Operations were $57,180 and none during the three months ended June 30, 2009 and 2008, respectively, and $75,688 and none during the six months ended June 30, 2009 and 2008, respectively. All share-based compensation costs are included in selling expenses and administrative expenses.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

18.    Equity Incentive Plan (Continued)

The risk free interest rate was determined from the daily interest rate of United State Treasury securities for the expected life on the date of grant.  The expected volatility was based on the Company’s common stock past trading history.

Share Options

A summary of the Company’s outstanding share option award grants as of June 30, 2009 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2008	-0-	$—
Granted	703,200	0.42
Exercised	-0-	—
Expired	-0-	—
Forfeited	-0-	—

Outstanding at June 30, 2009	703,200	$0.42	9.68	$864,936

Non-vested and expected to vest at June 30, 2009	703,200	$0.42	9.68	$—
Exercisable at June 30, 2009	-0-	$—	3.2	$—

As of June 30, 2009, there was $162,699 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 1.13 years.

19.    Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted for construction of a second production facility in Hailun City, Heilongjiang Province, PRC.  The contract is for $8,431,659 of which $6,564,717 has been paid.  The remaining $1,866,942 is to be paid in 2009 for completion of the facility.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $5,298,139 of which $3,708,698 has been paid.  The remaining $1,589,441 will be paid on delivery of the equipment in 2009.

The Company has advances to milk suppliers of $353,565 which will be offset against future milk purchases from those suppliers (see Note 6, Other current assets).

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

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

20.    Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. The Company also leases office space which expires September 2009.  For the three months ended June 30, 2009 and 2008, the Company incurred rental expense of $39,116 and $32,440, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred rental expense of $78,409 and $63,960, respectively. As of June 30, 2009, the Company had outstanding lease commitments totaling $108,310, all of which are due within the next year.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

21.    Subsequent Events

Management has evaluated subsequent events from June 30, 2009 to August 14, 2009, the date which our financial statements have been issued and were available to be issued, and has concluded the following events should be reported during this period.  Subsequent events that may occur after August 14, 2009 have not been evaluated in the financial statements as of June 30, 2009.

Placement Agent Warrants

On July 4, 2009 the Company agreed to issue 97,500 warrants to purchase the Company’s common stock at $1.63 per share expiring December 31, 2011 to a placement agent for assistance in the extension of promissory notes originally issued in June 2008. The fair value of the warrants as of July 4, 2009 was calculated to be $117,155.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	136.86%
Risk-free interest rate	1.68%
Expected life	2.5 years
Stock price	$1.65
Exercise price	$1.63

The $117,155 fair value of the warrants will be treated as loan costs to be amortized over the life of the loan, therefore, $58,577 of the cost will be recorded in interest expense and the remaining $58,578 will be recorded in prepaid loan costs to be amortized over the remaining life of the loan.

Second Warrant Tender Offer

On August 13, 2009, the Company closed the Second Offer. In connection with the Second Offer:

•	a total of 49,000 Original Warrants with an exercise price of $2.04 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,205,828 Original Warrants with an exercise price of $3.26 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share.

In addition to the reduced exercise prices, the Amended Warrants have exercise periods shortened to fifteen (15) days following the expiration of the Second Offer. Therefore, any warrant holder that exchanged its Original Warrants for Amended Warrants in the Second Warrant Tender Offer who wishes to exercise the Amended Warrants received in connection therewith must do so on or before August 28, 2009. If all of the 2,254,828 Amended Warrants are exercised at the reduced exercise price of $1.63, the Company will receive gross proceeds of $3,675,370.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008

22.    Segment Reporting (Continued)

For the three and six months ended June 30, 2009 and 2008, the Company’s sales revenue from various products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Milk powder	$9,126,262	$8,529,387	$18,395,943	$16,828,825
Soybean milk powder	267,662	204,917	554,823	418,715
Rice powder	314,240	261,835	634,465	532,338
Sub-contract processing	538,771	1,908,639	1,518,256	3,559,359
	$10,246,935	$10,904,778	$21,103,487	$21,339,237

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

Our products are marketed under two brand names:

•	“Xing An Ling,” which is designed for high-end customers; and

•	“Yi Bai,” which is designed for middle and low-end customers.

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. The dairy market today in the PRC is over $13.0 billion and is expected to grow at a rate of 15% per year for the foreseeable future. We focus on the infant formula segment of the market, which is expected to grow even faster, at an annual rate of approximately 23% through 2011. Currently, it is estimated that demand for infant formula in the PRC outstrips supply by at least 2-to-1.

We have received an Infant & Baby Formula Milk Powder Production Permit from the State General Administration of Quality Supervision and Inspection and Quarantine of the PRC. Only current license holders are permitted to produce formula milk powder in the PRC.

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

In addition, in July 2008, through our wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC, which we expect will enable us to produce an additional 9,000 tons of milk powder in 2010 and a total of 18,000 tons of milk powder annually in 2011. As a result, between our existing production facility in Be’ian City and our new production facility in Hailun City, we believe we will have the capacity to produce approximately 27,000 tons of milk powder per year by fiscal 2011. It is expected that our production of rice powder and soymilk powder will also increase in volume over the same period, while continuing to comprise an aggregate of approximately 5% of our overall sales.

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

As of March 2, 2009, an aggregate of 183,457 of the Class A Warrants and 175,937 of the Class B Warrants were tendered at reduced exercise prices, as further described in “- Recent Developments – First Warrant Tender Offer” below.

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

Construction of New Production Facility

On May 22, 2008, we organized our wholly-owned subsidiary, HXD, under the laws of the PRC. In July 2008, HXD commenced construction of a production facility to be located in Hailun City, Heilongjiang Province, PRC. Initially, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually. The new facility will have the capacity to accommodate a second production line, which, if and when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity at all of our production facilities of 27,000 tons of milk powder. We anticipate that production at this new facility will commence in the fourth quarter of fiscal 2009, assuming we obtain the $6.0 million we require to complete construction and fully equip the first production line. We believe that the cost to add the second production line would be approximately an additional $15.0 million. We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Sale of Notes and Warrants

June Note Offering

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

In addition, as of July 4, 2009, we granted the same placement agent warrants to purchase an additional 97,500 shares of our common stock in consideration for its services in connection with the amendment of the June Notes and June Warrants as of December 31, 2008. The rights and obligations under these additional warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

November Note Offering

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

First Warrant Tender Offer

As of April 24, 2008, we commenced an offer (the “First Warrant Tender Offer”) to the holders of our then outstanding warrants, pursuant to which the holders had the opportunity to exchange their existing warrants for amended warrants to be exercised at reduced exercise prices as follows:

•
With respect to eligible warrants having an exercise price of $0.94 per share, a holder accepting the First Warrant Tender Offer could exercise some or all of the amended warrants at $0.75 per share of common stock;

•
With respect to eligible warrants having an exercise price of $1.50 per share, a holder accepting the First Warrant Tender Offer could exercise some or all of the amended warrants at $1.20 per share of common stock;

•
With respect to eligible warrants having an exercise price of $2.04 per share, a holder accepting the First Warrant Tender Offer could exercise some or all of the amended warrants at $1.63 per share of common stock; and

•
With respect to eligible warrants having an exercise price of $3.26 per share, a holder accepting the First Warrant Tender Offer could exercise some or all of the amended warrants at $2.61 per share of common stock.

On March 2, 2009, we closed the First Warrant Tender Offer. In connection with the First Warrant Tender Offer:

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

Second Warrant Tender Offer

As of June 19, 2009, we commenced an offer (the “Second Warrant Tender Offer”) to all holders of warrants to purchase shares of our common stock, having exercise prices of either $0.94, $1.50, $1.63, $2.04 or $3.26 per share, originally issued in connection with the October Offerings (the “Original Warrants”), the opportunity to voluntarily exchange any or all of the Original Warrants for amended warrants exercisable at reduced exercise prices (“Amended Warrants”), for a limited period of time.

The terms of the Amended Warrants, include the following:

•
With respect to the 373,344 warrants having an exercise price of $0.94 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $0.75 per share;

•
With respect to the 1,333,333 warrants having an exercise price of $1.50 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.20 per share;

•
With respect to the 235,583 warrants having an exercise price of $1.63 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.30 per share;

•
With respect to the 955,190 warrants having an exercise price of $2.04 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share; and

•
With respect to the 4,732,036 warrants having an exercise price of $3.26 per share, a holder accepting the Second Warrants Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share.

On August 13, 2009, we closed the Second Warrant Tender Offer. In connection with the Second Warrant Tender Offer:

•	a total of 49,000 Original Warrants with an exercise price of $2.04 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,205,828 Original Warrants with an exercise price of $3.26 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share.

The rights and obligations under the Amended Warrants are further described in “- Liquidity and Capital Resources - Warrants” below.

Trends and Uncertainties

Economic Downturn

The recent worldwide economic downturn and market instability have made the business climate more volatile and more costly. Although all of our business operations are currently conducted in the PRC, our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

Narrowing of Gap in Milk Consumption

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. In addition to improving the overall health of its populous, the government views increased dairy production as a means of improving employment in rural areas thus improving social stability. The programs are designed to narrow the significant gap between the PRC’s per capita milk consumption of 15 kg per person and the global average of 100 kg per person.

Industry Growth

The dairy market today in the PRC is over $13.0 billion. According to the website of China National Bureau of Statistics, between 2000 and 2007 the dairy industry in the PRC experienced an average growth of 16% per year. English-language copies of the reports of the China National Bureau of Statistics are available on its website, free of charge, at www.stats.gov.cn/english. The dairy industry in the PRC is projected to grow at rate of 15% per year from 2008 to 2012, to reach $32 billion by 2012.

On its website, the Dairy Association of China estimates that the infant formula market segment, which is the market segment we target, has grown even faster in recent years, at a rate of 20%-30% per year. We believe the following three factors are the main drivers of the infant formula market:

•	Increased household income made infant formula more affordable in the PRC;

•	Increased number of working mothers or busy mothers created more demands for infant formula products; and

•	Increased popularity and acceptance of infant formula products.

Supply of Infant Formula

It is estimated that the demand for infant formula in the PRC outstrips supply by at least 2-to-1. In recent years, our production capabilities have not been able to keep up with demand for our products. We have commenced construction of a new production facility in Hailun City with an initial annual production capacity of 9,000 tons of milk powder, which is expected to start production in the fourth quarter of 2009. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. We have applied the net proceeds we received from the June Note Offering and November Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, and from the First Warrant Tender Offer, further described in “— Recent Developments – First Warrant Tender Offer” above, toward the construction of this new production facility. We have no additional commitments for the additional $6.0 million we expect to need to complete the construction and equipping of the first production line at our new production facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Brand Name and Product Quality

There are more than 30 brand names of infant formula products sold in the PRC. Most of our international and larger competitors have been concentrating in the first tier cities, or well-known urban centers such as Beijing and Shanghai. The rest of the Chinese domestic companies in the industry, including us, have been focusing on less developed second and third tier cities where competition is less severe than the top tier cities. As consumers have many options for infant formula products, infant formula producers with better quality and safety images have the advantages to sell their product at higher price. Brand image and recognition are increasingly important in gaining customer loyalty.

Organic Label Milk Products

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We plan to create an organic label product line beginning in fiscal 2010. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be minor. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be very popular in the PRC. Over time, this will help increase our revenues.

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

Contamination of Milk Powder Products Produced in the PRC

Recently, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to decreased demand for milk powder products produced within the PRC, thereby having a material adverse effect on our business.

Results of Operations

Three-Month Period Ended June 30, 2009 Compared to Three-Month Period Ended June 30, 2008

Net income increased by $564,786, from $698,350 in the three months ended June 30, 2008, to $1,263,136 for the three months ended June 30, 2009. The increase in net income during the three months ended June 30, 2009, as compared to the same time period in the prior year, was due to an increase in gross profit, which offset an increase in our operating expenses as further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended June 30,
	2009	2008

Sales	$10,246,935	$10,904,778
Cost of Goods Sold	5,639,310	7,281,163
Gross Profit	$4,607,625	$3,623,615

Sales. Sales volume decreased by 307 metric tons, or 14.2%, period on period, to 1,861 metric tons for the three months ended June 30, 2009, from 2,168 metric tons for the three months ended June 30, 2008. Sales revenues decreased by $657,843, or 6.0%, from $10,904,778 in the three months ended June 30, 2008, to $10,246,935 for the three months ended June 30, 2009. This decrease was primarily due to the decrease in subcontracting during three months ended June 30, 2009, as we produced more of our high end product line in fiscal 2009.

Sales by product line.  A break-down of our sales by product line for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	1,433	9,126,262	89.0	1,426	8,529,387	78.2	7
Rice powder	55	314,240	3.1	48	261,835	2.4	7
Soybean powder	156	267,662	2.6	113	204,917	1.9	43
Subcontracting	217	538,771	5.3	581	1,908,639	17.5	(364)
Total	1,861	10,246,935	100.0	2,168	10,904,778	100.0	(307)

There were various changes to the break-down of sales among our product lines over the three months ended June 30, 2009, as we increased production in most lines, but attempted to adjust our sales mix to higher margin products, and away from subcontracting. Rice powder accounted for 3.1% of our sales mix for the three months ended June 30, 2009, at an average selling price of $5,713 per metric ton, as compared to 2.4% of our sales mix in the three months ended June 30, 2008, at an average selling price of $5,455 per metric ton. Milk powder accounted for 89.0% of the second quarter 2009 sales mix, at an average selling price of $6,369 per metric ton, as compared to 78.2% of second quarter 2008, at an average selling price of $5,981 per metric ton. We decreased our subcontract production during the three months ended June 30, 2009 to 5.3% of the sales mix, at an average selling price of $2,483 per metric ton, as compared to 17.5% of the sales mix in the three months ended June 30, 2008, at an average sales price of $3,285 per metric ton.

A breakdown of our average selling price by product line for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
Average selling prices	2009	2008	Variance
	$	$	$	%
Milk powder	6,369	5,981	388	6.5
Rice powder	5,713	5,455	258	4.7
Soybean powder	1,716	1,813	(97)	(5.3)
Subcontracting	2,483	3,285	(802)	(24.4)
Total	5,506	5,030	476	9.5

Cost of Goods Sold.  Cost of goods sold decreased by $1,641,853, or 22.5%, from $7,281,163 in the three months ended June 30, 2008, to $5,639,310 for the three months ended June 30, 2009. This decrease was directly related to our reduction in subcontracting work during the three months ended June 30, 2009. Overall our cost per metric ton decreased by $328, or 9.8%, to $3,030 per metric ton in the three months ended June 30, 2009, as compared to $3,358 per metric ton in three months ended June 30, 2008, due to decreases in the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009	2008	Variance
	$	$	$	%
Cost of sales
Milk powder	4,744,236	5,397,268	(653,032)	(12.1)
Rice powder	123,231	110,345	12,886	11.7
Soybean powder	215,192	128,073	87,119	68.0
Subcontracting	556,651	1,645,477	(1,088,826)	(66.2)
Total	5,639,310	7,281,163	(1,641,853)	(22.5)

Cost per units sold(per ton)
Milk powder	3,311	3,785	(474)	(12.5)
Rice powder	2,241	2,298	(57)	2.5
Soybean powder	1,379	1,133	246	21.7
Subcontracting	2,565	2,832	(267)	(9.4)
Average cost per unit sold	3,030	3,358	(328)	(9.8)

Gross Profit. Gross profit was $4,607,625, or 45.0% of our sales for the three months ended June 30, 2009, as compared to gross profit of $3,623,615, or 33.2%, for the three months ended June 30, 2008. During the three months ended June 30, 2009, our gross margin on milk powder increased to 48.0%, from 36.7% in the same period of the prior year, due to an increase in the average sales price of 6.5%, while there was a 12.5% decrease in the cost per metric ton from the three months ended June 30, 2008. The gross margin for soybean powder declined 17.9% to 19.6% in the three months ended June 30, 2009, as compared to 37.5% in the three months ended June 30, 2008, due to an increase in the average cost per ton of 21.7% in the three months ended June 30, 2009 as compared to the same period in 2008.

A breakdown of gross margin by product line for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009		2008		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	4,382,026	48.0	3,132,119	36.7	11.3
Rice powder	191,009	60.8	151,490	57.9	2.9
Soybean powder	52,470	19.6	76,844	37.5	(17.9)
Subcontracting	(17,880)	(3.3)	263,192	13.8	(17.1)
Total	4,607,625	45.0	3,623,615	33.2	11.8

Operating Expenses

	For the Three Months Ended June 30,
	2009	2008
Operating Expenses
Selling and administrative expenses	$3,073,694	$2,634,812
Depreciation and amortization	43,274	15,570
Total operating expenses	$3,116,968	$2,650,382

Selling Expenses. Selling expenses overall increased by $813,172, or 49.3%, from $1,650,538 in the three months ended June 30, 2008, to $2,463,710 for the three months ended June 30, 2009. The major factors in the increase in selling expenses are as follows:

•	Promotion expenses increased by $865,460, or 201.3%, to $435,621 in 2009, from ($429,954) in 2008, as we received a credit in 2008 that was not present in 2009.

•	Shop decoration expenses increased by $162,509, or 243.9%, to $229,149 in 2009, from $66,640 in 2008, as a result of additional shop promotions in 2009 as compared to 2008.

These increases were partially offset by advertising decreasing by $305,646, or 55.4%, to $245,966 in 2009, from $551,612 in 2008, due to a change in the marketing campaign in 2009 to spreading spending over the entire year rather than the first half of the year in 2008.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $374,293, or 38.0%, from $984,274 in three months ended June 30, 2008, to $609,984 for the three months ended June 30, 2009. The major factors in the decrease in administrative expenses are as follows:

•
Decrease in legal and accounting expenses of $142,581, or 54.5%, to $119,242 in 2009, from $261,821 in 2008, due to decreased costs related to public company reporting requirements as compared to 2008.

•
Liquidated damages of $359,299 were incurred in the three months ended June 30, 2008, as a result of our failure to satisfy certain registration requirements. No liquidated damages were incurred in the comparable period in 2009.

Provision for Income Taxes

	For the Three Months Ended June 30,
	2009	2008
Provision for Income Taxes
Current	$278,064	$236,711
Deferred	—	—
	$278,064	$236,711

Provision for Income Taxes. Income taxes increased by $41,353, or 17.5%, from $236,711 for the three months ended June 30, 2008, to $278,064 for the three months ended June 30, 2009. This increase was due to the increase in our taxable income in our operating subsidiaries.

Six-Month Period Ended June 30, 2009 Compared to Six-Month Period Ended June 30, 2008

The following summarizes changes in our operations for the six months ended June 30, 2009 and 2008.  Net income increased by $2,114,674, from $701,168 in the six months ended June 30, 2008, to $2,815,842 for the six months ended June 30, 2009. The increase in net income during the six months ended June 30, 2009, as compared to the same time period in the prior year, was due an increase in gross profit as further described below.

Sales and Cost of Goods Sold

	For the Six Months Ended June 30,
	2009	2008

Sales	$21,103,487	$21,339,237
Cost of Goods Sold	11,487,985	13,292,397
Gross Profit	$9,615,502	$8,046,840

Sales. Sales volume decreased by 527 metric tons, or 11.9%, period on period, to 3,891 metric tons for the six months ended June 30, 2009, from 4,418 metric tons for the six months ended June 30, 2008. Sales revenues decreased by $235,750, or 1.1%, from $21,339,237 in the six months ended June 30, 2008, to $21,103,487 for the six months ended June 30, 2009. This decrease was primarily due to a decrease in subcontracting revenue, as compared to the six months ended June 30, 2008, as we shifted to produce more of our higher margin product line in fiscal 2009.

Sales by product line.  A break-down of our sales by product line for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	2,891	18,395,943	87.2	2,922	16,828,825	78.9	(31)
Rice powder	112	634,465	3.0	97	532,338	2.4	15
Soybean powder	309	554,823	2.6	230	418,715	2.0	79
Subcontracting	579	1,518,256	7.2	1,169	3,559,359	16.7	(590)
Total	3,891	21,103,487	100.0	4,418	21,339,237	100.0	(527)

There were various changes to the break-down of sales among our product lines over the six months ended June 30, 2009, as we increased production in most lines, but attempted to adjust our sales mix to higher margin products, and away from subcontracting. Rice powder accounted for 3.0% of our sales mix for the six months ended June 30, 2009, at an average selling price of $5,665 per metric ton, as compared to 2.4% of our sales mix in the six months ended June 30, 2008, at an average selling price of $5,488 per metric ton. Milk powder accounted for 87.2% of six months ended June 30, 2009 sales mix, at an average selling price of $6,363 per metric ton, as compared to 78.9% of first quarter 2008, at an average selling price of $5,759 per metric ton. We decreased our subcontract production during the six months ended June 30, 2009 to 7.2% of the sales mix, at an average selling price of $2,622 per metric ton, as compared to 16.7% of the sales mix in the six months ended June 30, 2008, at an average sales price of $3,045 per metric ton.

A breakdown of our average selling price by product line for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
Average selling prices	2009	2008	Variance
	$	$	$	%
Milk powder	6,363	5,759	604	10.5
Rice powder	5,665	5,488	177	3.2
Soybean powder	1,796	1,820	(24)	(1.3)
Subcontracting	2,622	3,045	(423)	(13.9)
Total	5,424	4,830	594	12.3

Cost of Goods Sold.  Cost of goods sold decreased by $1,804,412, or 13.6%, from $13,292,397 in the six months ended June 30, 2008, to $11,487,985 for the six months ended June 30, 2009. This decrease was directly related to our reduction in subcontracting work during the six months ended June 30, 2009. Overall our cost per metric ton decreased by $57, or 1.9%, to $2,952 per metric ton in the six months ended June 30, 2009, as compared to $3,009 per metric ton in six months ended June 30, 2008, due to increases in our sales prices and the reductions in the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the years ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008	Variance
	$	$	$	%
Cost of sales
Milk powder	9,376,411	9,702,132	(325,721)	(3.4)
Rice powder	248,810	208,760	40,050	19.2
Soybean powder	430,563	261,697	168,866	64.5
Subcontracting	1,432,201	3,119,808	(1,687,607)	(54.1)
Total	11,487,985	13,292,397	(1,804,412)	(13.6)

Cost per units sold(per ton)
Milk powder	3,243	3,320	(77)	2.3
Rice powder	2,222	2,152	70	3.3
Soybean powder	1,393	1,138	255	22.4
Subcontracting	2,474	2,669	(195)	(7.3)
Average cost per unit sold	2,952	3,009	(57)	(1.9)

Gross Profit. Gross profit was $9,615,502, or 45.6% of our sales for the six months ended June 30, 2009, as compared to gross profit of $8,046,840, or 37.7%, for the six months ended June 30, 2008. During the six months ended June 30, 2009, our gross margin on milk powder increased to 49.0%, from 42.3% in the same period of the prior year, due to an increase in the average sales price of 10.5%, while there was a 2.3% decrease in the cost per metric ton from the six months ended June 30, 2008. The gross margin for soybean powder declined 15.1% to 22.4% in the six months ended June 30, 2009, as compared to 37.5% in the six months ended June 30, 2008, due to an increase in the average cost per ton of 22.4% in the six months ended June 30, 2009 as compared to the same period in 2008.

A breakdown of gross margin by product line for the years June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009		2008		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	9,019,532	49.0	7,126,693	42.3	6.7
Rice powder	385,655	60.8	323,578	60.8	—
Soybean powder	124,260	22.4	157,018	37.5	(15.1)
Subcontracting	86,055	5.7	439,551	12.3	(6.6)
Total	9,615,502	45.6	8,046,840	37.7	7.9

Operating Expenses

	For the Six Months Ended June 30,
	2009	2008
Operating Expenses
Selling and administrative expenses	$6,100,398	$6,964,150
Depreciation and amortization	86,512	30,431
Total operating expenses	$6,186,910	$6,994,581

Selling Expenses. Selling expenses overall decreased by $577,507, or 10.7%, from $5,381,871 in the six months ended June 30, 2008, to $4,804,364 for the six months ended June 30, 2009. The major factors in the decrease in selling expenses are as follows:

•	Advertising decreased by $1,623,479, or 76.8%, to $491,724 in 2009, from $2,115,203 in 2008, due to a less aggressive marketing campaign in 2009.

•	Entertainment expenses decreased by $44,694, or 14.9%, to $255,357 in 2009, from $300,051 in 2008, as we reduced our marketing as compared to 2008.

•	Transportation expenses decreased by $90,237, or 17.4%, to $429,643 in 2009, from $519,880 in 2008, as a result of our shipping costs decreasing in 2009 as compared to 2008.

These decreases were partially offset by increases in:

•	Outdoor promotion expenses by $282,754, or 262.5%, to $390,469 in 2009, from $107,715 in 2008 as we increased our outdoor promotions during 2009,

•	Promotion expenses by $403,115, or 119.8%, to $739,487 in 2009, from $336,372 in 2008, as increased our direct promotions compared to 2008.

•	Selling salaries by $148,931, or 16.0%, to $1,079,558 in 2009, from $930,927 in 2008, as we increased our sales during 2009.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $286,245, or 18.1%, from $1,582,279 in six months ended June 30, 2008, to $1,296,034 for the six months ended June 30, 2009. The major factors in the decrease in administrative expenses are as follows:

•	Liquidated damages of $487,199 were incurred in 2008, as a result of our failure to satisfy certain registration requirements. No liquidated damages were incurred in 2009.

•	Increase in stock option expenses of $75,688 in 2009 from stock options granted in 2009 partially offset the decrease in liquidated damages.

Provision for Income Taxes

	For the Six Months Ended June 30,
	2009	2008
Provision for Income Taxes
Current	$615,894	$317,291
Deferred	—	—
	$615,894	$317,291

Provision for Income Taxes. Income taxes increased by $298,603, or 94.1%, from $317,291 for the six months ended June 30, 2008, to $615,894 for the six months ended June 30, 2009. This increase was due to the increase in our taxable income in our operating subsidiaries.

Liquidity and Capital Resources

Uses of Capital

	For the Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$848,559	$214,931

Net cash used in investing activities	(4,189,873)	(5,352,128)

Net cash provided by financing activities	$758,231	$1,959,287

Net Cash Provided By Operating Activities.  For the six months ended June 30, 2009, $848,559 was provided by operating activities, compared with $214,931 provided by operating activities for the six months ended June 30, 2008. Our net cash flows provided from operating activities during 2009 was due to the following factors:

•	Net income was $2,815,842 for the six months ended June 30, 2008 partially offset by:

•	Trade accounts receivable increased by $563,653, due to the increased level of sales during the year.

•	Inventory increased by $747,598, due to seasonal summer build up in products as compared to December 2008.

•	Accounts payable and accrued expenses increased by $483,663 at June 30, 2009, as compared to the same period in 2008, due to increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the six months ended June 30, 2009, we used $4,189,873 in investing activities, compared with $5,352,128 used in investing activities for the six months ended June 30, 2008. The $4,189,873 was for the construction of our new production facility.

Net Cash Provided By Financing Activities.  For the six months ended June 30, 2009, $758,231 was provided by financing activities, compared with $1,959,287 provided by financing activities for the six months ended June 30, 2008. We raised $758,231 through the exercise of warrants during the six months ended June 30, 2009, in connection with the consummation of the First Warrant Tender Offer as further described in “- Recent Developments – First Warrant Tender Offer” above.

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

Cash and cash equivalents at June 30, 2009 decreased by 35.3% to $4,752,255, from $7,343,588 at December 31, 2008. Working capital increased from approximately $1.4 million in 2005 to approximately $10 million in 2009, including cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2008. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Production capacity has been the bottle neck for our growth in recent years, because production has not been able to keep up with demand. Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. Management plans to achieve this strategy by increasing our production capacity with introduction of our new production facility, sales staff, and advertising expenditures.

In July 2008, we commenced construction of a new production facility in Hailun City. The first phase of this project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. Upon completion of the first phase, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually. We anticipate that production at this new facility will commence in the fourth quarter of fiscal 2009, assuming we obtain the remaining $6.0 million we require to complete construction and fully equip the first production line. In the second phase, a second production line may be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We believe the cost to add the second production line would be an additional $15.0 million.

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

As of April 24, 2008, we commenced the First Warrant Tender Offer, pursuant to which the holders of warrants received in connection with the October Offerings had the opportunity to tender their warrants for shares of our common stock at a reduced exercise prices. On March 2, 2009, we closed the First Warrant Tender Offer. In connection with the First Warrant Tender Offer:

•	a total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,035; and

•	a total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,196.

As a result, we received gross proceeds of $758,231 and issued an aggregate of 359,394 shares of our common stock. We used the proceeds we received from the First Warrant Tender Offer for the construction and equipping of our new production facility, and expenses related to this offer.

We have no sources for the additional financing we may need to complete the construction of our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. However, on August 13, 2009, we closed our Second Warrant Tender Offer, pursuant to which:

•	a total of 49,000 Original Warrants with an exercise price of $2.04 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,205,828 Original Warrants with an exercise price of $3.26 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share.

In addition to the reduced exercise prices, the Amended Warrants have exercise periods shortened to fifteen (15) days following the expiration of the Second Warrant Tender Offer. Therefore, any warrant holder that exchanged its Original Warrants for Amended Warrants in the Second Warrant Tender Offer who wishes to exercise the Amended Warrants received in connection therewith must do so on or before August 28, 2009. If all of the 2,254,828 Amended Warrants are exercised at the reduced exercise price of $1.63, we will receive gross proceeds of $3,675,370. We intend to apply any proceeds received in connection with the exercise of the Amended Warrants toward the cost of completing the construction and equipping of our new production facility. However, we will retain broad discretion over the use of the net proceeds and may use the money for other corporate purposes.

In addition to constructing our new production facility, we have purchased an office building located in Heilongjiang Province, PRC, for approximately $1.8 million, which will serve as our corporate headquarters. The purchase price of this building was paid out of our retained earnings.

Currently, we spend approximately 8% - 12% of total revenues on advertising and promotional plans through out the year. We spent approximately $3.0 million, $1.9 million and $0.8 million on advertising and promotion in fiscal 2008, 2007 and 2006, respectively. We plan to keep spending an aggregate of between $4.0 million and $5.0 million on advertising and promotion in fiscal 2009, which will still fall within our standard budget for advertising and promotion of 8% - 12% of total revenues, but in 2009 we plan to spread the expense over the entire year rather than in the first half of the year as we did in 2008. The funds for advertising and promotion will generally come out of our earnings.

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

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with the Put/Call Shareholders. Pursuant to the Put/Call Agreements, we had an option to repurchase an aggregate of 1,944,444 shares of our common stock (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions were met (the “Call Option Conditions”):

•
either (a) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares had been declared effective by the SEC, and had been kept continuously effective by us, or (b) all of the Put/Call Shares were available for sale without registration pursuant to Rule 144; and

•
the closing price of a share of our common stock as traded on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board (or such other exchange or stock market on which the common stock may be listed or quoted) equaled or exceeded $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date notice of exercise of a Call Option was given by us.

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

Warrant W-1 represents the right to purchase 266,667 shares of our common stock, at an exercise price of $0.94 per share. Warrant W-1 is scheduled to expire on the three-year anniversary of its date of issuance; provided, however, that we need to extend the expiration date in connection with our failure to satisfy our requirement to register the shares underlying Warrant W-1. Warrant W-1 is exercisable for cash only, provided a registration statement covering the shares of common stock underlying Warrant W-1 is effective. Otherwise, Warrant W-1 is exercisable on a cashless basis. The number of shares of our common stock to be deliverable upon exercise of Warrant W-1 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. Warrants to purchase an aggregate of 106,667 shares of our common stock issued to a finder, have terms and conditions identical to the those of Warrant W-1.

Warrant W-2 represents the right to purchase 1,333,333 shares of our common stock, at an exercise price of $1.50 per share. Warrant W-2 is scheduled to expire on the two-year anniversary of its date of issuance; provided, however, that we need to extend the expiration date in connection with our failure to satisfy our requirement to register the shares underlying Warrant W-2. Warrant W-2 is exercisable for cash only, provided a registration statement covering the shares of common stock underlying the Warrant W-2 is effective. Otherwise, Warrant W-2 is exercisable on a cashless basis. The number of shares of our common stock to be deliverable upon exercise of Warrant W-2 will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of common stock underlying the Warrant W-2 is declared effective, we will have the ability to call the Warrant W-2 at a price of $0.01 per warrant, upon thirty (30) days prior written notice to the holders of the warrants, if the closing price of the common stock exceeded $1.88 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us.

Prior to the exercise of 183,457 of the Class A Warrants in our First Warrant Tender Offer, and tender of 49,000 of the Class A Warrants in our Second Warrant Tender Offer, our Class A Warrants represented the right to purchase an aggregate of 981,591 shares of our common stock, at an exercise price of $2.04 per share. The Class A Warrants are scheduled to expire on the three-year anniversary of their date of issuance; provided, however, that we need to extend the expiration date in connection with our failure to satisfy our requirement to register the shares underlying the Class A Warrants. The Class A Warrants are exercisable for cash only, provided a registration statement covering the shares of common stock underlying the Class A Warrants is effective. Otherwise, the Class A Warrants are exercisable on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the Class A Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. Warrants to purchase 392,639 shares of our common stock issued to finders and placement agents, have terms and conditions identical to the those of the Class A Warrants; except that, as of March 2, 2009, the exercise price of 235,583 of these warrants was reduced from $2.04 to $1.63, as partial consideration for services rendered in connection with a consulting agreement the Company entered into with one of these parties.

Prior to the exercise of 175,937 of the Class B Warrants in our First Warrant Tender Offer, and tender of 2,205,828 of the Class B Warrants in our Second Warrant Tender Offer, our Class B Warrants represented the right to purchase an aggregate of 4,907,973 shares of our common stock, at an exercise price of $3.26 per share. The Class B Warrants are scheduled to expire on the two-year anniversary of their date of issuance; provided, however, that we need to extend the expiration date in connection with our failure to satisfy our requirement to register the shares underlying the Class B Warrants. The Class B Warrants are exercisable for cash only, provided a registration statement covering the shares of common stock underlying the Class B Warrants is effective. Otherwise, the Class B Warrants are exercisable on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the Class B Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. At anytime one year following the date a registration statement covering the shares of common stock underlying the Class B Warrants is declared effective, we will have the ability to call the Class B Warrants at a price of $0.01 per Class B Warrant, upon thirty (30) days prior written notice to the holders of the Class B Warrants, if the closing price of the common stock exceeded $4.08 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us.

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

As of April 24, 2008, we commenced the First Warrant Tender Offer, pursuant to which the holders of the 2007 Warrants had the opportunity to tender their 2007 Warrants for exercise prices reduced by 20%. The First Warrant Tender Offer is further described in “Recent Developments – First Warrant Tender Offer” above.

On March 2, 2009, we closed on the First Warrant Tender Offer. In connection with the First Warrant Tender Offer:

•	a total of 183,457 warrants were tendered at the reduced exercise price of $1.63 per share (originally $2.04 per share), for an aggregate exercise price of $299,035; and

•	a total of 175,937 warrants were tendered at the reduced exercise price of $2.61 per share (originally $3.26 per share) for an aggregate exercise price of $459,196.

As a result, we received gross proceeds of $758,231 and issued an aggregate of 359,394 shares of our common stock. We used the proceeds we received from the Warrant Tender Offer for the construction and equipping of our new production facility, and expenses related to the Warrant Tender Offer.

As of June 19, 2009, we commenced the Second Warrant Tender Offer to all holders of the 2007 Warrants, pursuant to which the holders of the 2007 Warrants had the opportunity to voluntarily exchange any or all of the 2007 Warrants for Amended Warrants. The Second Warrant Tender Offer is further described in “Recent Developments – Second Warrant Tender Offer” above.

On August 13, 2009, we closed on the Second Warrant Tender Offer. In connection with the Second Warrant Tender Offer:

•	a total of 4,900 2007 Warrants with an exercise price of $2.04 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,205,828 Original Warrants with an exercise price of $3.26 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share.

The only differences between the 2007 Warrants and the Amended Warrants issued in connection with the Second Warrant Tender Offer, are that the Amended Warrants:

•	have the lower exercise prices described above;

•	will expire on August 28, 2009, and the expiration date will not be extended for our failure to register the underlying shares;

•
will not be subject to the limitation contained in the 2007 Warrants, which provides that the 2007 Warrants may not be exercised if the exercise would cause the holder and its affiliates to hold an aggregate of more than 9.9% of the outstanding shares of our common stock; and

•	must be exercised for cash, as a cashless exercise of the Amended Warrants will not be permitted.

Any warrant holder that exchanged its 2007 Warrants for Amended Warrants in the Second Warrant Tender Offer who wishes to exercise the Amended Warrants received in connection therewith must do so on or before August 28, 2009. If all of the 2,254,828 Amended Warrants are exercised at the reduced exercise price of $1.63, we will receive gross proceeds of $3,675,370.

If all of the remaining 5,374,648 2007 Warrants (including warrants issued to finders and placement agents) were exercised for cash pursuant to their terms, we would receive $12,818,999 in proceeds, although there can be no assurance that any of these 2007 Warrants will be exercised.

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

If all of the June Warrants (including warrants issued to a placement agent) were exercised for cash pursuant to their terms, we would receive $440,000 in proceeds, although there can be no assurance that any of these June Warrants will be exercised.

In addition, as of July 4, 2009, we granted the placement agent warrants to purchase an additional 97,500 shares of our common stock in consideration for its services in connection with the amendment of the June Notes and June Warrants as of December 31, 2008. The terms and conditions of these additional warrants are identical to the those of the June Warrants, as amended, except that they will expire on December 31, 2011, and are exercisable either for cash, at an exercise price of $1.63 per share, or on a cashless basis. If all of these additional warrants were exercised for cash pursuant to their terms, we would receive $158,925 in proceeds, although there can be no assurance that any of these additional Warrants will be exercised.

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

If all of the November Warrants (including warrants issued to a placement agent) were exercised for cash pursuant to their terms, we would receive $195,750 in proceeds, although there can be no assurance that any of these November Warrants will be exercised.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of June 30, 2009, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$1,589,442	$1,589,442	—	—	—
Construction contract	1,866,942	1,866,942	—	—	—
Debt Obligations	3,130,288	3,130,288	—	—	—
Advertising contract	409,914	409,914	—	—	—
Operating leases	69,032	69,032	—	—	—
Total:	$7,065,618	$7,065,618	—	—	—

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Inventory

•	Property and equipment

•	Intangible Assets

•	Revenue recognition

•	Earnings per share

•	Taxation

•	Warrants

•	Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity

•	Retirement benefit costs

•	Stock Based Compensation

•	Fair value of financial instruments

•	Fair Value Measurements

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Board of Directors.

During the first six months of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

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

In June 2008, the EITF reached final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, were nullified in EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. Moreover, some of the conclusions in EITF Issue No. 98-5 and EITF Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in EITF Issue No. 98-5 were subsequently updated to reflect the issuance of EITF Issue No. 00-27 and SFAS No. 150, the transition guidance in EITF Issue No. 98-5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

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

In July 2008, the FASB issued FSP No. EITF 03-6-1, Unvested Share-Based Awards as Participating Securities for EPS Purposes. FSP No. EITF 03-6-1 clarifies the circumstances under which unvested share-based payment awards should be considered participating securities for purposes of determining basic earnings per share (EPS). On January 1, 2009, we adopted FSP No. EITF 03-6-1. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP no. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 123(R)-1 are to be provided for fiscal years beginning after December 15, 2009. We are currently assessing the impact of FSP No. FAS123(R)-1.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. On June 30, 2009, we adopted FSP SFAS No. 107-1. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. On June 30, 2009, we adopted FSP No. FAS 115-2 and FSP No. FAS 124-2. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. On June 30, 2009, we adopted FSP No. FAS 157-4, the adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on August 14, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in our current period financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective in the first quarter of 2010. We are currently evaluating whether this standard will have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS No. 168.

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

Changes in Internal Control Over Financial Report

In its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”), our management reported that, as of the date of such report, our internal control over financial reporting was not effective. In the first quarter of fiscal 2009, an outside consultant we retained to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002, completed the documentation of our internal controls and procedures. However, upon review of the work product, our management determined that the prepared documentation did not contain sufficient detail. Therefore, in the first quarter of 2009, we retained an additional consultant to help management refine such documentation. That consultant has not yet completed the documentation of our internal controls and procedures.

Based upon the foregoing, our management has determined that there were no changes in our internal control over financial reporting, identified in connection with the evaluation that occurred during our last fiscal quarter, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A.       Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended June 30, 2009, and subsequent period through the date hereof, we did not consummate any unregistered sales of equity securities, except as follows:

Second Warrant Tender Offer

As of June 19, 2009, we commenced an offer (the “Second Warrant Tender Offer”) to all holders of warrants to purchase shares of our common stock, having exercise prices of either $0.94, $1.50, $1.63, $2.04 or $3.26 per share, originally issued in connection with the October Offerings (the “Original Warrants”), the opportunity to voluntarily exchange any or all of the Original Warrants for amended warrants exercisable at reduced exercise prices (“Amended Warrants”), for a limited period of time.

The terms of the Amended Warrants, include the following:

•
With respect to the 373,344 warrants having an exercise price of $0.94 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $0.75 per share;

•
With respect to the 1,333,333 warrants having an exercise price of $1.50 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.20 per share;

•
With respect to the 235,583 warrants having an exercise price of $1.63 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.30 per share;

•
With respect to the 955,190 warrants having an exercise price of $2.04 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share; and

•
With respect to the 4,732,036 warrants having an exercise price of $3.26 per share, a holder accepting the Second Warrants Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share.

On August 13, 2009, we closed the Second Warrant Tender Offer. In connection with the Second Warrant Tender Offer:

•	a total of 49,000 Original Warrants with an exercise price of $2.04 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,205,828 Original Warrants with an exercise price of $3.26 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share.

The only differences between the Original Warrants and the Amended Warrants issued in connection with the Second Warrant Tender Offer, are that the Amended Warrants:

•	have the lower exercise prices described above;

•	will expire on August 28, 2009, and the expiration date will not be extended for our failure to register the underlying shares;

•
will not be subject to the limitation contained in the 2007 Warrants, which provides that the 2007 Warrants may not be exercised if the exercise would cause the holder and its affiliates to hold an aggregate of more than 9.9% of the outstanding shares of our common stock; and

•	must be exercised for cash, as a cashless exercise of the Amended Warrants will not be permitted.

We believe that the issuance of the Amended Warrants in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9), thereunder (and/or Section 4(2), as a transaction by an issuer not involving a public offering).

Issuance of Shares of Common Stock to Consultant

As of January 1, 2009, we entered into an Investor Relations Consulting Agreement (the “IR Agreement”) with a consultant. Pursuant to the IR Agreement, in consideration for investor relations services to be provided to us by the consultant, the Company agreed to pay a monthly retainer of $9,000, consisting of (i) $4,500 in cash, and (ii) such number of shares of our restricted stock to be determined by dividing $4,500 by 85% of the average closing trading price of our common stock for the first ten trading days of the applicable month, capped at 10,588 shares per month.

On June 30, 2009, we issued 37,804 shares of common stock to the consultant, with a fair value of $33,475, pursuant to the IR Agreement. The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares is determined.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Issuance of Additional Warrants to Placement Agent

In June 2008, we sold to two investors (the “Investors”) an aggregate of (i) $2,250,000 of promissory notes (the “Original Notes”) and (ii) warrants to purchase 225,000 shares of our common stock (the “Original Warrants”). As of December 31, 2008, we entered into an Amendment with the Investors (the “Amendment”), pursuant to which the Investors received Amended and Restated Notes in exchange for the Original Notes, and Amended and Restated Warrants in exchange for the Original Warrants. As of July 4, 2009, in consideration for its services in connection with the Amendment, we issued a placement agent warrants to purchase 97,500 shares of common stock, exercisable either for cash, at an exercise price of $1.63 per share, or on a cashless basis. These warrants will expire on December 31, 2011.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3.          Defaults Upon Senior Securities.

In the three-month period ended June 30, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.          Submission of Matters to a Vote of Security Holders.

In the three-month period ended June 30, 2009, and subsequent period through the date hereof, we did not submit any matters to a vote of our security holders.

Item 5.          Other Information.

As of June 19, 2009, we commenced an offer (the “Second Warrant Tender Offer”) to all holders of warrants to purchase shares of our common stock, having exercise prices of either $0.94, $1.50, $1.63, $2.04 or $3.26 per share, originally issued in connection with the October Offerings (the “Original Warrants”), the opportunity to voluntarily exchange any or all of the Original Warrants for amended warrants exercisable at reduced exercise prices (“Amended Warrants”), for a limited period of time.

The terms of the Amended Warrants, include the following:

•
With respect to the 373,344 warrants having an exercise price of $0.94 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $0.75 per share;

•
With respect to the 1,333,333 warrants having an exercise price of $1.50 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.20 per share;

•
With respect to the 235,583 warrants having an exercise price of $1.63 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.30 per share;

•
With respect to the 955,190 warrants having an exercise price of $2.04 per share, a holder accepting the Second Warrant Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share; and

•
With respect to the 4,732,036 warrants having an exercise price of $3.26 per share, a holder accepting the Second Warrants Tender Offer may exchange some or all of the warrants for amended warrants exercisable at $1.63 per share.

On August 13, 2009, we closed the Second Warrant Tender Offer. In connection with the Second Warrant Tender Offer:

•	a total of 49,000 Original Warrants with an exercise price of $2.04 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,205,828 Original Warrants with an exercise price of $3.26 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share.

The only differences between the Original Warrants and the Amended Warrants issued in connection with the Second Warrant Tender Offer, are that the Amended Warrants:

•	have the lower exercise prices described above;

•	will expire on August 28, 2009, and the expiration date will not be extended for our failure to register the underlying shares;

•
will not be subject to the limitation contained in the Original Warrants, which provides that the Original Warrants may not be exercised if the exercise would cause the holder and its affiliates to hold an aggregate of more than 9.9% of the outstanding shares of our common stock; and

•	must be exercised for cash, as a cashless exercise of the Amended Warrants will not be permitted.

Since the Amended Warrants have exercise periods shortened to fifteen (15) days following the expiration of the Second Warrant Tender Offer, any warrant holder that exchanged its Original Warrants for Amended Warrants in the Second Warrant Tender Offer who wishes to exercise the Amended Warrants received in connection therewith must do so on or before August 28, 2009. If all of the Amended Warrants are exercised at the reduced exercise price of $1.63, we will receive gross proceeds of $3,675,370. We intend to apply any proceeds received in connection with the exercise of the Amended Warrants toward the cost of completing the construction and equipping of our new production facility. However, we will retain broad discretion over the use of the net proceeds and may use the money for other corporate purposes.

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

EMERALD DAIRY INC.

Dated: August 14, 2009	By:	/s/ Yang Yong Shan
Yang Yong Shan
Chairman, Chief Executive Officer and
President

Dated: August 14, 2009	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer and Secretary