Form 10-Q
period 2009-09-30
EMERALD DAIRY INC
filed 2009-11-16
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________________________ to ____________________________________
Commission File Number:	000-52174

EMERALD DAIRY INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	80-0137632
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  ☐ Yes     ☒ No

The registrant had 32,727,191 shares of common stock issued and outstanding as of October 27, 2009 (not including an additional 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$9,681,007	$7,343,588
Trade accounts receivable,net	6,702,521	6,146,228
Inventory, net	1,719,833	883,233
Other current assets	4,194,359	4,337,332
Total current assets	22,297,720	18,710,381

Property, plant and equipment
Property, plant and equipment, net	5,743,716	6,101,566
Contruction in progress	7,009,886	2,482,339
	12,753,602	8,583,905

Intangible assets, net	1,351,110	1,380,089

	$36,402,432	$28,674,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,224,772	$4,651,947
Notes payable, net of debt discount of $21,972 and $87,888 at
September 30, 2009 and December 31, 2008, respectively	2,728,028	2,662,112
Other current liabilites	414,561	728,859
Loan from shareholder	210,164	210,265
Total current liabilities	7,577,525	8,253,183

Commitments and Contingencies (Note 21)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 33,895,802 and 31,243,776 issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	33,896	31,244
Treasury Stock (1,944,444 shares at Septmeber 30, 2009 and December 31, 2008, respectively)	(1,944)	(1,944)
Additional paid-in capital	12,936,917	8,225,922
Retained earnings (of which $1,834,742 and $1,314,861 are restricted at September 30, 2009 and December 31, 2008, respectively, for common welfare reserves)	13,806,869	10,106,402
Accumulated other comprehensive income	2,049,169	2,059,568
Total stockholders' equity	28,824,907	20,421,192

	$36,402,432	$28,674,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2009 and 2008

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Sales	$10,158,004	$11,221,019	$31,261,491	$32,560,256

Cost of Goods Sold	5,569,598	6,552,835	17,057,583	19,845,232

Gross Profit	4,588,406	4,668,184	14,203,908	12,715,024

Operating Expenses
Selling expenses and adminstrative expenses	3,348,522	3,319,484	9,448,920	10,283,634
Depreciation and amortization	43,595	41,905	130,107	72,336
Total operating expenses	3,392,117	3,361,389	9,579,027	10,355,970

Other Income (Expense)
Interest income	1,277	2,455	4,421	12,061
Interest expense	(67,887)	(231,517)	(67,887)	(274,923)
Total other income (expense)	(66,610)	(229,062)	(63,466)	(262,862)

Net Income Before Provision for Income Tax	1,129,679	1,077,733	4,561,415	2,096,192

Provision for Income Taxes
Current	245,054	269,666	860,948	586,957
	245,054	269,666	860,948	586,957

Net Income	$884,625	$808,067	$3,700,467	$1,509,235

Basic Earnings Per Share	$0.03	$0.03	$0.12	$0.05

Basic Weighted Average Shares Outstanding	30,844,547	29,299,332	29,979,356	29,299,332

Diluted Earnings Per Share	$0.03	$0.03	$0.12	$0.05

Diluted Weighted Average Shares Outstanding	31,631,381	29,563,708	30,429,024	29,563,708

The Components of Other Comprehensive Income
Net Income	$884,625	$808,067	$3,700,467	$1,509,235
Foreign currency translation adjustment	24,487	259,312	(14,933)	1,634,624
Income tax related to other comprehensive income	(8,326)	(88,166)	5,077	(555,772)

Comprehensive Income	$900,786	$979,213	$3,690,611	$2,588,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net Income	$3,700,467	$1,509,235
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	400,227	309,749
Amortization of loan discount	65,916	114,683
Capitalized interest	(351,071)	-
Stock issued for services	33,475	-
Warrants modified for services	3,975	-
Warrants issued for loan costs	117,155	-
Incentive stock options	125,452	-
Net change in assets and liabilities
Trade accounts receivable	(559,266)	(1,290,662)
Inventory	(837,027)	(251,318)
Other current assets	140,875	2,480,834
Accounts payable and accrued expenses	(424,925)	1,876,980
Other current liabilities	(313,945)	206,295

Net cash provided by operating activities	2,101,308	4,955,796

Cash flows from investing activities
Deposit on equipment purchase	-	(3,699,058)
Purchases of fixed assets and intangibles including construction in progress	(4,194,717)	(6,489,860)

Net cash used in investing activities	(4,194,717)	(10,188,918)

Cash flows from financing activities
	-	-
Exercise of warrants	4,433,590	-
Repayments of notes payable	-	(290,918)
Advances on notes payable	-	2,250,000

Net cash provided by financing activities	4,433,590	1,959,082

Effect of exchange rate	(2,762)	461,855

Net increase in cash	2,337,419	(2,812,185)

Cash and cash equivalents at beginning of period	7,343,588	6,560,931

Cash and cash equivalents at end of period	$9,681,007	$3,748,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

1.	Description of Business

Emerald Dairy, Inc. (the “Company”), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”) through its wholly owned subsidiaries.

The Company’s wholly owned subsidiary, American International Dairy Holdings, Inc. (“AIDH”), a Nevada corporation, was formed in 2005 for the purpose of acquiring the stock in Heilongjiang Xing An Ling Dairy, Co. (“XAL”), a corporation formed on September 8, 2003 in Heilongjiang Providence, pursuant to the laws of the PRC. On May 30, 2005, AIDH acquired  XAL, pursuant to a Share Transfer Agreement. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

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

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), pursuant to the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC. It is expected that the construction and equipping of this new facility will be completed in the fourth fiscal quarter of 2009. Upon completion, it is anticipated that HXD will engage in the manufacture of the Company's milk powder, soybean powder and rice powder products at this new facility.

2.	Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2008, which are included in the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on April 9, 2009.

In June 2009 the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements. The ASC does change the way the guidance is organized and presented.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of the Company and its subsidiaries as of September 30, 2009, the results of their operations for the three and nine months ended September 30, 2009 and 2008, and their cash flows for the nine months ended September 30, 2009 and 2008.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

3.	Summary of Significant Accounting Policies

The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with GAAP and are expressed in terms of U.S. dollars (see paragraph “Foreign Currency” below).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XAL,

LvBao and HXD. All inter-company transactions and balances have been eliminated in consolidation.

Use of estimates - The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

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

Cash and cash equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of September 30, 2009, $126,823 of the Company’s cash balances held in U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2009 and December 31, 2008, there were no allowances for doubtful accounts based on the review of the above factors. There were no write-off’s for the three and nine months ended September 30, 2009 and 2008. The Company does not have any off-balance sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of September 30, 2009, the Company has incurred and capitalized into construction-in-progress $6,568,948 of construction costs from the construction contract and $440,938 of capitalized interest for a balance of $7,009,886.  The estimated cost to be incurred in 2009 to complete the project is approximately $1,868,145.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest cost capitalized	$130,343	$—	$351,070	$—
Interest cost charged to income	67,887	231,517	67,877	274,923
	$198,230	$231,517	$418,947	$274,923

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. dollars are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $16,161 and $171,146, for the three months ended September 30, 2009 and 2008, respectively and ($9,856) and $1,078,852 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and 2008, the exchange rate was 6.8263 RMB and 6.8485 RMB per U.S. Dollar, respectively.

Revenue recognition - The Company recognizes revenues in accordance with the guidelines of the SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of September 30, 2009, the Company has no sales or contracts that included multiple deliverables that would fall under accounting guidance.

Earnings per share - Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The FASB ASC Topic 260, “Earnings Per Share,” requires the Company to include additional shares in the computation of earnings per share, assuming dilution. Diluted net earnings per common share is determined using the weighted-average number of common share shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

The Company accounts for income tax under accounting guidance that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in the PRC that will exist once the tax holiday (See Note 10) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

The Company does not accrue U.S. income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

The Company is subject to income taxes in the U.S. and the PRC. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

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

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity - The Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. The liability recorded is the per share price to be paid and is offset to equity.

Stock Based Compensation – The Company has adopted accounting guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.

Fair value of financial instruments - The Company applies the provisions accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  The accounting guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  September 30, 2009 and December 31, 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

3.	Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

Effective April 1, 2009, the FASB ASC Topic 825, “Financial Instruments,” requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

The FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s financial instruments. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at September 30, 2009.

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

Recently Enacted Accounting Standards

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

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

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of September 30, 2009 $126,823 of the cash balances held in the U.S. are in excess of insured amounts.

Milk powder historically represents 75% to 95% of the Company’s total sales. Dairy product consumption in the PRC has historically been lower than in many other countries in the world. Growing interest in milk products in the PRC is a relatively recent phenomenon which makes the market for the Company’s products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for the Company’s products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of the Company’s products in particular.  There is substantial risk that the market may not accept or be receptive to the Company’s products.  Market acceptance of the Company’s current and proposed products will depend, in large part, upon its ability to inform potential customers that the distinctive characteristics of the Company’s products make them superior to competitive products and justify their pricing.  The Company’s current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit the Company’s revenues and profitability.

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and RMB.

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the PRC’s government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC. On September 16, 2008, the PRC’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. The Company passed the emergency inspection and were not included on AQSIQ’s list. Although the Company believes that the inevitable contraction in the PRC’s milk powder industry caused by this crisis will lead to increased demand for its products, the Company can’t be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to the Company’s products, won’t lead to decreased demand for milk powder products produced within the PRC, thereby having a material adverse effect on its business.

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

For the three and nine months ended September 30, 2009 and 2008, no single customer accounted for 10% or more of the Company’s sales revenues.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

4.	Concentrations of Business and Credit Risk (Continued)

As of September 30, 2009 and December 31, 2008, the Company had no insurance coverage of any kind. Accrual for losses is not recognized by the Company until such time as an uninsured loss has occurred.

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

5.	Inventory

As of September 30, 2009 and December 31, 2008, inventory consists of the following:

	2009	2008
Raw materials	$1,094,471	$557,128
Work-in-process	546,613	299,931
Finished goods	69,906	17,305
Repair parts	8,843	8,869
	$1,719,833	$883,233

6.	Other Current Assets

As of September 30, 2009 and December 31, 2008, other current assets consist of the following:

	2009	2008
Advances to milk suppliers	$332,783	$388,406
Advances to equipment supplier	3,711,088	3,712,883
Advances to staff	25,960	76,712
Deposit on contract	82,036	74,614
Prepaid expenses	42,492	84,717
	$4,194,359	$4,337,332

7.	Property, Plant, and Equipment

As of September 30, 2009 and December 31, 2008, property, plant, and equipment consist of the following:

	2009	2008
Building	$3,703,182	$3,704,971
Plant and Machinery	2,971,446	2,972,883
Motor vehicles	526,651	526,906
Dairy cows	250,657	242,102
Office equipment	68,401	59,739
	7,520,337	7,506,601
Less: Accumulated depreciation	(1,776,621)	(1,405,035)
	$5,743,716	$6,101,566

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

7.	Property, Plant, and Equipment (Continued)

Depreciation expenses totaled $124,421 and $371,939 for the three and nine months ended September 30, 2009, respectively, and $106,862 and $290,164 for the three and nine months ended September 30, 2008, respectively. $90,258 and $270,120 were included as a component of cost of goods sold for the three and nine months ended September 30, 2009, respectively, and $84,542 and $237,413 for the three and nine months ended September 30, 2008, respectively.

8.	Construction-in-progress

As of September 30, 2009 and December 31, 2008, construction in progress was the following:

	September 30, 2009	December 31, 2008
Construction in progress	$7,009,886	$2,482,339

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

9.	Intangible Assets

As of September 30, 2009 and December 31, 2008, intangible assets consisted of the following:

	September 30, 2009	December 31, 2008
Land use rights	$1,355,728	$1,356,384
Patents	53,177	53,202
	1,408,905	1,409,586
Less: Accumulated amortization	(57,795)	(29,497)
	$1,351,110	$1,380,089

Amortization expense totaled $9,432 and $28,288 for the three and nine months ended September 30, 2009, respectively, and $11,398 and $19,585 the three and nine months ended September 30, 2008, respectively.

Amortization expense is estimated to be $37,712 for each of the next five years.

10.	Income Taxes

On May 30, 2005, AIDH executed a Share Transfer Agreement with XAL, a corporation organized and existing under the laws of the PRC. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to the PRC’s taxation policy, there is income tax exemption for 2 years and half for 3 years suitable to foreign invested company, advanced Technology Company or Software Development Company. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006, the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise Income Tax of 25%.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

10.	Income Taxes (Continued)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
U.S. Operations	$(713,000)	$(874,000)	$(1,543,000)	$(2,065,000)
Chinese Operations	1,843,000	1,952,000	6,105,000	4,161,000
	$1,130,000	$1,078,000	$4,562,000	$2,096,000

The components of the provision for income taxes are approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Federal, State and Local	$-	$-	$-	$-
Peoples Republic of China -Federal and Local	245,000	269,700	861,000	586,900
	$245,000	$269,700	$861,000	$586,900

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income tax provision at Federal statutory rate	$384,100	$366,400	$1,550,900	$712,700
State income taxes, net of Federal benefit	-0-	64,600	-0-	125,800
U.S. tax rate in excess of foreign tax rate	(165,900)	(136,700)	(549,400)	(291,300)
Abatement of foreign income taxes	(215,800)	(370,900)	(665,200)	(778,000)
Increase in valuation allowance	242,600	346,300	524,700	817,700
Tax provision	$245,000	$269,700	$861,000	$586,900

The Company has a U.S net operating loss carryforwards of approximately $3,779,000 as of December 31, 2008, which expires in 2027. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of September 30, 2009.

The change in the valuation allowance as of September 30, 2009 and 2008 was $524,700 and $817,700, respectively.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

10.	Income Taxes (Continued)

The effects of the tax exemption per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Tax Saving	$215,800	$370,900	$665,200	$778,000
Benefit per share:
Basic	$0.01	$0.01	$0.02	$0.03
Diluted	$0.01	$0.01	$0.02	$0.03

Had the tax exemption not been in place for the three and nine months ended September 30, 2009 and 2008, the Company estimates the following proforma financial statement impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income before tax provision, as reported	$1,130,000	$1,078,000	$4,562,000	$2,096,000
Less Tax provision not exempted	245,000	269,700	861,000	586,900
Less Tax provision exempted	215,800	370,900	665,200	778,000
	$669,200	$437,400	$3,035,800	$731,100

11.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and nine months ended September 30, 2009, respectively, the Company contributed $59,264 and $204,448 in pension contributions. For the three and nine months ended September 30, 2008 the Company contributed $28,883 and $83,970, respectively.

12.	Accounts Payable and accrued Expenses

At September 30, 2009 and December 31, 2008 accrued expenses consisted of:

	September 30, 2009	December 31, 2008
Accounts payable	$2,630,458	$3,264,066
Liquidated damages	1,201,998	1,201,998
Accrued payroll	47,606	56,404
Accrued interest	311,537	105,287
Accrued insurance	33,173	24,192
	$4,224,772	$4,651,947

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

13.	Notes payable

At September 30, 2009 and December 31, 2008 notes payable consisted of the following:

	September 30, 2009	December 31, 2008
Notes dated June 2008, due December 31, 2009 with a interest rate of 10%, net of debt discount of $10,028 and $40,113 at September 30, 2009 and December 31, 2008, respectively	$2,239,972	$2,209,887
Note dated November 2008, due November 10, 2009 with a interest rate of 10%, net of debt discount of $11,944 and $47,775 at September 30, 2009 and December 31, 2008, respectively*	$488,056	452,225
	$2,728,028	$2,662,112
              *As of November 10, 2009, the maturity date of this Note was extended to May 10, 2010.

14.	Put/Call Liability

On October 9, 2007 (the “Closing Date”), the Company entered into Put/Call Agreements with two (2) of its stockholders (the “Put/Call Stockholders”), pursuant to which the Put/Call Shareholders granted the Company an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Stockholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions were met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares was declared effective by the SEC, and has been kept continuously effective by the Company, or (B) all of the Put/Call Shares were available for sale without registration pursuant to Rule 144 promulgated under the Securities Act of 1933 (“Rule 144”); and

•
The closing price of a share of common stock of the Company as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the common stock may then be listed or quoted) equaled or exceeded $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock occurring after the date of the closing) for at least ten (10) consecutive trading days immediately preceding the date that the Call Option Exercise Notice is given by the Company.

Term of the Call Option - the Company was only permitted to exercise its Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Stockholders within thirty (30) days of such time as all of the Call Option Conditions were met. The Call Option was only exercisable for all, but not less than all, of the Put/Call Shares. The repurchase was required to be consummated within ninety (90) days following the date of the Call Option Exercise Notice.

In addition, the Put/Call Stockholders had the right to cause the Company to repurchase the Put/Call Shares from the Put/Call Stockholders (the “Put Right”), for a price of $1.63 per share (the “Put Purchase Price”), if:

•	the Company failed to exercise its Call Option within ten (10) days of a date on which all of the Call Option Conditions were met; or

•	the Company consummated a private offering of not less than $5,000,000 of its securities (a “Qualified Offering”); or

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

14.	Put/Call Liability

•
the Company failed to (i) file the Registration Statement within thirty (30) business days of the Closing Date (the “Filing Date”), (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144; or

•	the Company failed to consummate a Qualified Offering within two (2) years of the date hereof (each of the aforementioned conditions, a “Put Right Trigger”).

Term of the Put Option - the Put/Call Stockholders were able to exercise their Put Right by giving written notice (“Put Exercise Notice”) of their exercise of the Put Right to the Company within thirty (30) days of a Put Right Trigger. The Put/Call Stockholders were only able to exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Shareholder, the repurchase of the Put/Call Shares by the Company was to be consummated within ninety (90) days following the date of the Put Exercise Notice.

In accordance with accounting guidance regarding distinguishing liabilities from equity, the Company recorded the value of the Put/Call agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007.

On April 9, 2008 the Company and the Put/Call Stockholders executed a waiver and amendment to the Put/Call Agreement reaffirming that the Put/Call Agreement is still in full force and removing the following provision as a Put Right Trigger:

•
The Company failed to (i) file the Registration Statement within thirty (30) business days of the Filing Date, (B) have the Registration Statement declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred eighty (180) calendar days after the Filing Date, or (C) keep the Registration Statement continuously effective until all of the Shares are available for sale without registration pursuant to Rule 144.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

15.	Equity (Continued)

The Company did not satisfy the registration requirements.  However, as of October 20, 2008, the liquidated damages stopped accruing because the shares covered by the Registration Rights Agreements could then be sold under Rule 144.

There are accrued liquidated damages of $1,201,998 at September 30, 2009 and December 31, 2008,  Liquidated damages of $414,000 and $966,799 were accrued in the three and nine months ended September 30, 2008, respectively.

Per the Registration Rights Agreements the Company can pay the $1,201,998 in liquidated damages in cash or Company common stock.  The Company plans to issue 667,777 shares of the Company’s common stock in payment of the liquidated damages based on the closing price of the Company’s common stock on October 20, 2008 of $1.80.

Warrants

Information with respect to stock warrants outstanding as of September 30, 2009 is as follows:

Exercise Price	Outstanding December 31, 2008	Granted	Modified, Expired or Exercised	Outstanding September 30, 2009	Expiration Date
$0.94	373,334	-0-	-0-	373,334	10/09/2010
$1.50	1,333,333	-0-	-0-	1,333,333	10/09/2009
$2.04	804,884	-0-	(226,000)	578,884	10/09/2010
$2.04	569,346	-0-	(242,040)	327,306	10/19/2010
$1.63	195,000	-0-	-0-	195,000	6/12/2011
$1.63	75,000	-0-	-0-	75,000	6/20/2011
$1.63	-0-	-0-	235,583	235,583	10/19/2010
$1.63	-0-	97,500	-0-	97,500	12/31/2011
$3.26	2,061,227	-0-	(1,130,308)	930,919	10/09/2009
$3.26	2,846,746	-0-	(1,256,457)	1,590,289	10/19/2009
$2.61	75,000	-0-	-0-	75,000	11/10/2011

As of September 30, 2009 all outstanding warrants are exercisable.

Modification of Warrants

On March 2, 2009, the Company entered into a Consulting Agreement with a placement agent holding warrants to purchase 235,583 shares of the Company’s common stock at $2.04 per share, pursuant to which, in consideration for certain consulting services to be provided to the Company by the placement agent, the Company agreed to (i) pay the placement agent a one-time consulting fee of $38,000, and (ii) reduce the per share exercise price of the warrants received by the placement agent and its designees  in connection with the private offerings consummated by the Company in October 2007, from $2.04 to $1.63.

Pursuant to accounting guidance regarding equity-based payments to non-employees, the Company evaluated the value of the warrants before and after the modification to determine the incremental change in the value of the warrants.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

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

Warrant Tender Offers

As of April 24, 2008, the Company commenced an offer (the “First Warrant Tender Offer”) to the holders of the Company’s then outstanding warrants, pursuant to which the warrant holders were entitled to tender their warrants for shares of the Company’s common stock at a reduced exercise price as follows:

•
With respect to warrants having an exercise price of $0.94 per share, a holder accepting the First Warrant Tender Offer was entitled to exercise some or all of such warrants at $0.75 per share of common stock;

•
With respect to warrants having an exercise price of $1.50 per share, a holder accepting the First Warrant Tender Offer was entitled to exercise some or all of such warrants at $1.20 per share of common stock;

•
With respect to warrants having an exercise price of $2.04 per share, a holder accepting the First Warrant Tender Offer was entitled to exercise some or all of such warrants at $1.63 per share of common stock; and

•
With respect to warrants having an exercise price of $3.26 per share, a holder accepting the First Warrant Tender Offer was entitled to exercise some or all of such warrants at $2.61 per share of common stock.

On March 2, 2009, the Company closed on the First Warrant Tender Offer.  In connection with the First Warrant Tender Offer:

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

15.	Equity (Continued)

As of June 19, 2009, the Company commenced an offer (the “Second Warrant Tender Offer”) to the holders of its then outstanding warrants, pursuant to which they may tender their warrants (“Original Warrants”) for warrants exercisable at reduced exercise prices (“Amended Warrants”) as follows:

•
With respect to warrants having an exercise price of $0.94 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of such warrants for Amended Warrants exercisable at $0.75 per share of common stock;

•
With respect to warrants having an exercise price of $1.50 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of such warrants for Amended Warrants exercisable at $1.20 per share of common stock;

•
With respect to warrants having an exercise price of $1.63 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of such warrants for Amended Warrants exercisable at $1.30 per share of common stock;

•
With respect to warrants having an exercise price of $2.04 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of such warrants for Amended Warrants exercisable at $1.63 per share of common stock; and

•
With respect to warrants having an exercise price of $3.26 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of such warrants for Amended Warrants exercisable at $1.63 per share of common stock.

On August 13, 2009, the Company closed the Second Warrant Tender Offer. In connection with the Second Warrant Tender Offer:

•	a total of 49,000 Original Warrants with an exercise price of $2.04 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,210,828 Original Warrants with an exercise price of $3.26 per share were exchanged for Amended Warrants with a reduced exercise price of $1.63 per share.

On August 14, 2009, the holders of the Amended Warrants exercised all 2,254,828 of the warrants at $1.63 per share.  As a result the Company received gross proceeds of $3,675,370.

Stock Issued for Consulting

The Company entered into an Investor Relations Consulting Agreement (the “IR Agreement”) with an consultant, as of January 1, 2009.  Pursuant to the IR Agreement, in consideration for investor relations services to be provided to the Company by the consultant, the Company agreed to pay a monthly retainer of $9,000, consisting of (i) $4,500 in cash, and (ii) such number of shares of restricted stock of the Company to be determined by dividing $4,500 by 85% of the average closing trading price of the Company’s common stock for the first ten trading days of the applicable month, capped at 10,588 shares per month.

On June 30, 2009, the Company issued 37,804 shares of common stock with a fair value of $33,475 pursuant to the IR Agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares is determined.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

15.	Equity (Continued)

Placement Agent Warrants

On July 4, 2009, the Company agreed to issue 97,500 warrants to purchase the Company’s common stock at $1.63 per share, expiring December 31, 2011, to a placement agent for assistance in the extension of the June 2008 notes. The fair value of the warrants as of July 4, 2009 was calculated to be $117,155.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	136.86%
Risk-free interest rate	1.68%
Expected life	2.5 years
Stock price	$1.65
Exercise price	$1.63

The $117,155 fair value of the warrants were treated as loan costs to be amortized over the life of the loan, therefore, $58,577 of the cost was recorded in interest expense and the remaining $58,578 will be record in prepaid loan costs to be amortized over the remaining life of the loan.

Financial Advisor Warrants

On September 2, 2009, the Company entered into an advisory agreement with a financial advisor for a period commencing on September 2, 2009 and continuing for six months.

Pursuant to the agreement, in consideration for the services to be provided to the Company by the financial advisor, the Company agreed to (a) pay the advisor a cash fee equal to $700,000, payable in 24 equal monthly installments, deferred until the closing of a funding proposed financing; provided, however, that the Company pay the advisor a non-refundable retainer of $15,000 (which was paid 9/15/09) to be deducted from the cash fee, (b) grant to the financial advisor five-year warrants to purchase 714,286 shares of the Company’s common stock, which are exercisable six months after September 2, 2009, subject to certain conditions, (i) at an exercise price of $1.68 per share, or (ii) on a cashless basis; provided, however, that all of the warrants will terminate if certain conditions are not met, and (c) reimburse the advisor for up to an aggregate of $35,000 of their accountable actual out-of-pocket reasonable expenses.

The Company will record the fair value of the warrants as determined at the date of the closing of the proposed financing when the warrants will become fully vested.

16.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The balance of these reserves at September 30, 2009 and December 31, 2008, was $1,834,742 and $1,314,861, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

17.	Earnings Per Share

FASB ASC Topic 260, “Earnings Per Share,” requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

17.	Earnings Per Share (Continued)

For the three months ended September 30, 2009, dilutive shares include stock options of 703,200, outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and outstanding warrants to purchase 1,333,333 shares of common stock at an exercise price of $1.50. Warrants to purchase 4,105,481 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the nine months ended September 30, 2009, dilutive shares include stock options of 703,200 and outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94. Warrants to purchase 5,438,814 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2008, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $1.50. Warrants to purchase 6,552,193 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2009:
Net income	$884,625
Basic EPS income available to common shareholders	$884,625	30,844,547	$0.03
Effect of dilutive securities:
Warrants		264,376
Stock options	—	522,458
Diluted EPS income available to common shareholders	$884,625	31,631,381	$0.03

For the three months ended September 30, 2008:
Net income	$808,067
Basic EPS income available to common shareholders	$808,067	29,299,332	$0.03
Effect of dilutive securities:
Warrants	—	264,376
Diluted EPS income available to common shareholders	$808,067	29,563,708	$0.03

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2009:
Net income	$3,700,467
Basic EPS income available to common shareholders	$3,700,467	29,979,356	$0.12
Effect of dilutive securities:
Warrants		88,022
Stock options	—	361,646
Diluted EPS income available to common shareholders	$3,700,467	30,429,024	$0.12

For the nine months ended September 30, 2008:
Net income	$1,509,235
Basic EPS income available to common shareholders	$1,509,235	29,299,332	$0.05
Effect of dilutive securities:
Warrants	—	264,376
Diluted EPS income available to common shareholders	$1,509,235	29,563,708	$0.05

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

18.	Equity Incentive Plan

In March 2009, the Company’s board of directors and majority stockholders adopted the Emerald Dairy Inc. 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. 1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan.

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

Total share-based compensation costs included on the Condensed Consolidated Statements of Income were $49,764 and none during the three months ended September 30, 2009 and 2008, respectively, and $125,452 and none during the nine months ended September 30, 2009 and 2008, respectively. All share-based compensation costs are included in selling expenses and administrative expenses.

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with accounting guidance. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

18.	Equity Incentive Plan (Continued)

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

Share Options

A summary of the Company’s outstanding share option award grants as of September 30, 2009 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2008	-0-	$—
Granted	703,200	0.42
Exercised	-0-	—
Expired	-0-	—
Forfeited	-0-	—

Outstanding at September 30, 2009	703,200	$0.42	9.42	$794,616

Non-vested and expected to vest at September 30, 2009	527,400	$0.42	9.42	$—
Exercisable at September 30, 2009	175,800	$0.42	9.42	$—

As of September 30, 2009, there was $112,935 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 1.03 years.

19.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

19.	Commitments and Contingencies (Continued)

The Company has contracted for construction of a second production facility in Hailun City, Heilongjiang Province, PRC.  The contract is for $8,437,093 of which $6,568,948 has been paid.  The remaining $1,868,145 is to be paid in 2009 for completion of the facility.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $5,301,554 of which $3,711,088 has been paid.  The remaining $1,590,466 will be paid on delivery of the equipment in 2009.

The Company has advances to milk suppliers of $332,783 which will be offset against future milk purchases from those suppliers (see Note 6, Other current assets).

In order for the Company to conduct its current operations, a milk powder production license is required from the State General Administration of Quality Supervision and Inspection and Quarantine of the PRC (the “Administration”). The Company’s current license expires in May 2010. The Administration will inspect the quality of the Company’s production process in 2010. Depending on the results of this inspection, the State General Administration will either (i) grant the Company a license renewal, or (ii) advise the Company of material deficiencies it has discovered and schedule another inspection for 2011. The Company expects that it will pass the inspection. If it does not, it will have an opportunity to cure any deficiencies prior to the follow up inspection that would have been scheduled for 2011. Other than the foregoing, no government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of its business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company’s employees were required to pay an employee deposit upon commencement of employment, which was standard in the PRC. As of January 1, 2009, these deposits are no longer allowed in the PRC and all amounts were returned to the employees. As of December 31, 2008, the Company held employee deposits in the aggregate amount of  $248,424 which were reflected in advances from employees in the financials statements.

20.	Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. The Company also leases office space which expires September 2010.  For the three months ended September 30, 2009 and 2008, the Company incurred rental expense of $39,518 and $30,811, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred rental expense of $117,927 and $94,771, respectively. As of September 30, 2009, the Company had outstanding lease commitments totaling $39,335, all of which are due within the next year.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008

21.	Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009.

Management has evaluated subsequent events from September 30, 2009 to November 16, 2009, the date which the Company’s financial statements have been issued and were available to be issued, and has concluded the following events should be reported during this period.  Subsequent events that may occur after November 16, 2009 have not been evaluated in the financial statements as of September 30, 2009.

On November 10, 2009, the Company amended the outstanding $500,000 note payable, which was due to be paid on November 10, 2009, to extend its due date to May 10, 2010.  In connection with the amendment of the notes payable the Company issued to the note holder warrants to purchase 100,000 shares of the Company’s common stock, exercisable at $1.63 per share.  The fair value of these warrants will be treated as additional loan discount an amortized over the remaining life of the note.

22.	Segment Reporting

The Company operates in one operating segment in accordance with the provisions accounting guidance regarding segment reporting. Although the Company has key product lines of milk, soybean milk, and rice powder, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance. The Company determines its operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.”

For the three and nine months ended September 30, 2009 and 2008, the Company’s sales revenue from various products are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Milk powder	$8,922,796	$9,362,555	$27,318,421	$26,144,060
Soybean milk powder	267,138	221,124	822,026	644,233
Rice powder	319,942	275,722	954,482	813,645
Sub-contract processing	648,128	1,361,618	2,166,562	4,958,318
	$10,158,004	$11,221,019	$31,261,491	$32,560,256

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

Because of our close proximity to our sources of fresh milk, we are able to complete the production process in approximately 30 – 35 hours, which is faster than competitors of ours that are not similarly situated. We produced approximately 7,000 tons of milk powder at our facility in Be’ian City, Heilongjiang Province, PRC in fiscal 2007, up from approximately 5,000 tons in fiscal 2006. In 2008, by adding a third shift to the existing two shifts working schedule, we produced approximately 9,000 tons of milk powder.

In addition, in July 2008, through our wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC, which we expect will enable us to produce an additional 9,000 tons of milk powder in 2010 and a total of 18,000 tons of milk powder annually in 2011. As a result, between our existing production facility in Be’ian City and our new production facility in Hailun City, we believe we will have the capacity to produce approximately 27,000 tons of milk powder per year by the end of fiscal 2011. It is expected that our production of rice powder and soymilk powder will also increase in volume over the same period, while continuing to comprise an aggregate of approximately 5% of our overall sales.

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

Simultaneously with the Reverse Merger, we sold 1,333,333 units of our securities to John V. Winfield, consisting of: (i) 1,333,333 shares of our common stock, (ii) warrants to purchase 266,667 shares of our common stock, at an exercise price of $0.94 per share (“Warrant W-1”), and (iii) warrants to purchase 1,333,333 shares of our common stock, at an exercise price of $1.50 per share (“Warrant W-2”), for an aggregate purchase price of $1,000,000 (the “First Offering”). In addition, we sold 2,061,227 units of our securities to certain additional “accredited investors” (the “Initial Purchasers”), consisting of (i) 2,061,227 shares of our common stock, (ii) warrants to purchase 412,245 of our common stock, at an exercise price of $2.04 per share (the “Class A Warrants”), and (iii) warrants to purchase 2,061,227 shares of our common stock, at an exercise price of $3.26 per share (the “Class B Warrants”), for an aggregate purchase price of $3,359,800 (the “Initial Placement of the Second Offering”). The rights and obligations under Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants are further described in “— Liquidity and Capital Resource — Warrants” below.

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

As of March 2, 2009, an aggregate of 183,457 of the Class A Warrants and 175,937 of the Class B Warrants were tendered at reduced exercise prices, as further described in “— Recent Developments — First Warrant Tender Offer” below. On August 13, 2009, an aggregate of 49,000 Class A Warrants and 2,205,828 Class B Warrants were exchanged for warrants with reduced exercise prices and, as of August 14, 2009, all of the warrants were exercised, as further described in “— Recent Developments — Second Warrant Tender Offer” below.

In connection with the First Offering and Second Offering (collectively, the “October Offerings”), we engaged finders and placement agents to whom we paid fees in the aggregate of $700,452, and granted (i) warrants to purchase an aggregate of 106,667 shares of our common stock, at an exercise price of $0.94 per share, the terms and conditions of which are identical to those of Warrant W-1, and (ii) warrants to purchase 392,639 shares of our common stock, at an exercise price of $2.04, the terms and conditions of which are identical to those of the Class A Warrants. On March 2, 2009, the exercise prices of 235,583 of these warrants were reduced from $2.04 to $1.63, as partial consideration for services rendered in connection with a consulting agreement we entered into with one of these parties.

Construction of New Production Facility

On May 22, 2008, we organized our wholly-owned subsidiary, HXD, under the laws of the PRC. In July 2008, HXD commenced construction of a production facility to be located in Hailun City, Heilongjiang Province, PRC. Initially, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually. The new facility will have the capacity to accommodate a second production line, which, if and when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity at all of our production facilities of 27,000 tons of milk powder. We anticipate that production at this new facility will commence in the fourth quarter of fiscal 2009, assuming we obtain the additional $3.0 million we require to complete construction and equipping of the first production line. We believe that the cost to add the second production line would be approximately an additional $15.0 million. We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Sale of Notes and Warrants

June Note Offering

In June 2008, we conducted a private offering of up to a maximum of (i) $3,000,000 of our 8% promissory notes (the “June Notes”) and (ii) warrants to purchase 300,000 shares of our common stock, at an exercise price of $2.61 per share (the “June Warrants”) (the “June Note Offering”). On June 12, 2008, one “accredited investor” purchased, for a purchase price of $1,500,000, a June Note in the principal amount of $1,500,000, and June Warrants to purchase 150,000 shares of our common stock. On June 20, 2008, an additional “accredited investor” purchased, for a purchase price of $750,000, a June Note in the principal amount of $750,000, and June Warrants to purchase 75,000 shares of our common stock. As of December 31, 2008, certain of the terms of the June Notes and June Warrants were amended. The rights and obligations under the June Notes, as amended, are further described in “— Liquidity and Capital Resources — Promissory Notes” below. The rights and obligations under the June Warrants, as amended, are further described in “— Liquidity and Capital Resources — Warrants” below.

In connection with the June Note Offering, we engaged a placement agent to whom we paid a non-refundable retainer of $25,000, and a placement fee in the amount of $97,500, and granted warrants to purchase an aggregate of 45,000 shares of our common stock, the terms and conditions of which are identical to the those of the June Warrants, as amended as of December 31, 2008. In addition, as of July 4, 2009, we granted the same placement agent warrants to purchase an additional 97,500 shares of our common stock in consideration for its services in connection with the amendment of the June Notes and June Warrants as of December 31, 2008. The rights and obligations under these additional warrants are further described in “— Liquidity and Capital Resources — Warrants” below.

November Note Offering

On November 10, 2008, we sold to one “accredited investor” (the “November Noteholder”) for a purchase price of $500,000, a 10% promissory note (the “November Note”) in the principal amount of $500,000, and warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.61 per share (the “November Warrants”) (the “November Note Offering”). As of November 10, 2009, certain of the terms of the November Note were amended. The rights and obligations under the November Note, as amended, are further described in “— Liquidity and Capital Resources — Promissory Notes” below.  The rights and obligations under the November Warrants are further described in “— Liquidity and Capital Resources — Warrants” below. In addition, as of November 10, 2009, we granted the November Noteholder additional warrants to purchase 100,000 shares of our common stock in consideration for amending the November Note. The rights and obligations under these additional warrants are further described in “— Liquidity and Capital Resources — Warrants” below.

In connection with the November Note Offering, we engaged a placement agent to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our common stock, the terms and conditions of which are identical to those of the November Warrants.

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

The terms of the Amended Warrants, included the following:

•
with respect to the 373,344 warrants having an exercise price of $0.94 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of the warrants for amended warrants exercisable at $0.75 per share;

•
with respect to the 1,333,333 warrants having an exercise price of $1.50 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of the warrants for amended warrants exercisable at $1.20 per share;

•
with respect to the 235,583 warrants having an exercise price of $1.63 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of the warrants for amended warrants exercisable at $1.30 per share;

•
with respect to the 955,190 warrants having an exercise price of $2.04 per share, a holder accepting the Second Warrant Tender Offer was entitled to exchange some or all of the warrants for amended warrants exercisable at $1.63 per share; and

•
with respect to the 4,732,036 warrants having an exercise price of $3.26 per share, a holder accepting the Second Warrants Tender Offer was entitled to exchange some or all of the warrants for amended warrants exercisable at $1.63 per share.

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

On August 14, 2009, the warrant holders that participated in the Second Warrant Tender Offer exercised all of the 2,254,828 Amended Warrants they received in connection therewith, at an exercise price of $1.63 per share. As a result, we received gross proceeds of $3,675,370.

Adoption of 2009 Equity Incentive Plan

On March 2, 2009, our board of directors adopted and our stockholders approved our 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. A total of 1,500,000 shares of our common stock have been reserved for issuance under the Plan.

Following the adoption of the Plan, we granted an aggregate of 703,200 non-qualified, ten-year stock options to our executive officers and directors (the “March Options”). Each of the March Options has an exercise price of $0.42 per share, which was the closing price of our common stock on the Over-the-Counter Bulletin Board (“OTCBB”) on March 2, 2009, the date on which the March Options were granted. The exercise price of the March Options may be exercised on a “cashless” basis and are subject to such other provisions as are contained in the Plan.

On November 10, 2009, we granted non-qualified, ten-year stock options (the “November Options”) to purchase 380,000 shares of our common stock to one of our executive officers. The November Options have an exercise price of $1.80 per share, which was the closing price of our common stock on the OTCBB on November 9, 2009. The November Options may be exercised on a “cashless” basis and are subject to such other provisions as are contained in the Plan.

On November 10, 2009, we also granted share appreciation rights (the “SARs”) with respect to 380,000 shares of our common stock to one of our executive officers. The SARs have an exercise price of $1.80 per share, which was the closing price of our common stock on the OTCBB on November 9, 2009. The SARs have a term of ten (10) years from the date of grant. The SARs are subject to such other provisions as are contained in the Plan.

Payment of Liquidated Damages

In connection with the October Offerings, as further described in “— Recent Developments — Reverse Merger, Private Placements and Related Transactions” above, we entered into Registration Rights Agreements with the investors in the October Offerings (the “Investors”). Pursuant to the Registration Rights Agreements, we were required to pay liquidated damages to the Investors, if we failed to satisfy certain registration requirements, as further described in “— Liquidity and Capital Resources — Registration Rights and Liquidated Damages” below. As a result of our failure to satisfy the registration requirements, we accrued a total of $1,201,998 in liquidated damages through October 19, 2008, the date the shares purchased in the October Offerings became eligible for sale pursuant to Rule 144 under the Securities Act. Pursuant to the Registration Rights Agreement, the liquidated damages were payable in cash or shares of our common stock, at our discretion. As of October 5, 2009, in full payment of the liquidated damages, we issued an aggregate of 667,777 shares of our common stock to the Investors, valued at $1.80 per share, the closing price on the OTCBB on October 20, 2008. In addition, pursuant to the Registration Rights Agreements, if we failed to pay any liquidated damages in full within seven days after the date payable, we were required to pay interest thereon at a rate of 15% per annum until such amounts, plus all such interest thereon, are paid in full. Therefore, as of October 5, 2009, we paid interest in the aggregate amount of approximately $172,900, by issuing an aggregate of 108,056 additional shares of our common stock, valued at $1.60 per share, the closing price of our common stock on the OTCBB on October 2, 2009.

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

Industry Growth

The dairy market today in the PRC is over $13.0 billion. According to the website of China National Bureau of Statistics, between 2000 and 2007 the dairy industry in the PRC experienced an average growth of 16% per year. English-language copies of the reports of the China National Bureau of Statistics are available on its website, free of charge, at www.stats.gov.cn/english. The dairy industry in the PRC is projected to grow at rate of 15% per year from 2008 to 2012, to reach $32.0 billion by 2012.

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

This project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. We have applied the net proceeds we received from the June Note Offering and November Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, and from the First Warrant Tender Offer, further described in “— Recent Developments – First Warrant Tender Offer” above, and Second Warrant Tender Offer, further described in “— Recent Developments – Second Warrant Tender Offer” above toward the construction of this new production facility. We have no additional commitments for the additional $3.0 million we expect to need to complete the equipping of the first production line at our new production facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Contamination of Milk Powder Products Produced in the PRC

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to decreased demand for milk powder products produced within the PRC, thereby having a material adverse effect on our business.

Results of Operations

Three-Month Period Ended September 30, 2009 Compared to Three-Month Period Ended September 30, 2008

Net income increased by $76,558, from $808,067 in the three months ended September 30, 2008, to $884,625 for the three months ended September 30, 2009. The increase in net income during the three months ended September 30, 2009, as compared to the same time period in the prior year, was due to a decrease in interest expense, which offset a decrease in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended September 30,
	2009	2008

Sales	$10,158,004	$11,221,019
Cost of Goods Sold	5,569,598	6,552,835
Gross Profit	$4,588,406	$4,668,184

Sales. Sales volume decreased by 385 metric tons, or 16.4%, period on period, to 1,958 metric tons for the three months ended September 30, 2009, from 2,343 metric tons for the three months ended September 30, 2008. Sales revenues decreased by $1,063,015, or 9.5%, from $11,221,019 in the three months ended September 30, 2008, to $10,158,004 for the three months ended September 30, 2009. This decrease was primarily due to the decrease in subcontracting during three months ended September 30, 2009, as we continued to adjust our sales mix to focus on higher margin products in fiscal 2009.

Sales by product line.  A break-down of our sales by product line for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	1,421	8,922,796	87.9	1,621	9,362,555	83.4	(200)
Rice powder	56	319,942	3.1	50	275,722	2.5	6
Soybean powder	163	267,138	2.6	120	221,125	2.0	43
Subcontracting	318	648,128	6.4	552	1,361,617	12.1	(234)
Total	1,958	10,158,004	100.0	2,343	11,221,019	100.0	(385)

There were various changes to the break-down of sales among our product lines over the three months ended September 30, 2009, as we attempted to adjust our sales mix to higher margin products, and away from subcontracting. Rice powder accounted for 3.1% of our sales mix for the three months ended September 30, 2009, at an average selling price of $5,713 per metric ton, as compared to 2.5% of our sales mix in the three months ended September 30, 2008, at an average selling price of $5,546 per metric ton. Soybean powder accounted for 2.6% of our sales mix for the three months ended September 30, 2009, at an average selling price of $1,639 per metric ton, as compared to 2.0% of our sales mix in the three months ended September 30, 2008, at an average selling price of $1,840 per metric ton. Milk powder accounted for 87.9% of the third quarter 2009 sales mix, at an average selling price of $6,279 per metric ton, as compared to 83.4% of third quarter 2008, at an average selling price of $5,778 per metric ton. We decreased our subcontract production during the three months ended September 30, 2009 to 6.4% of the sales mix, at an average selling price of $2,038 per metric ton, as compared to 12.1% of the sales mix in the three months ended September 30, 2008, at an average sales price of $2,465 per metric ton.

A breakdown of our average selling price by product line for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,
Average selling prices	2009	2008	Variance
	$	$	$	%
Milk powder	6,279	5,778	501	8.7
Rice powder	5,713	5,546	167	3.0
Soybean powder	1,639	1,840	(201)	(10.9)
Subcontracting	2,038	2,465	(427)	(17.3)
Total	5,188	4,790	398	8.3

Cost of Goods Sold.  Cost of goods sold decreased by $983,237, or 15.0%, from $6,552,835 in the three months ended September 30, 2008, to $5,569,598 for the three months ended September 30, 2009. This decrease was directly related to our reduction in subcontracting work during the three months ended September 30, 2009. Overall our cost per metric ton increased by $48, or 1.7%, to $2,845 per metric ton in the three months ended September 30, 2009, as compared to $2,797 per metric ton in three months ended September 30, 2008, due to increases in the prices of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,
	2009	2008	Variance
	$	$	$	%
Cost of sales
Milk powder	4,511,008	5,201,835	(690,827)	(13.3)
Rice powder	125,467	89,718	35,749	39.8
Soybean powder	185,513	148,324	37,189	25.1
Subcontracting	747,610	1,112,958	(365,348)	(32.8)
Total	5,569,598	6,552,835	(983,237)	(15.0)

Cost per units sold(per ton)
Milk powder	3,175	3,209	(34)	(1.1)
Rice powder	2,240	1,794	446	24.9
Soybean powder	1,138	1,236	(98)	(7.9)
Subcontracting	2,351	2,016	335	16.6
Average cost per unit sold	2,845	2,797	48	1.7

Gross Profit. Gross profit was $4,588,406, or 45.2% of our sales for the three months ended September 30, 2009, as compared to gross profit of $4,668,184, or 41.6%, for the three months ended September 30, 2008. During the three months ended September 30, 2009, our gross margin on milk powder increased to 49.4%, from 44.4% in the same period of the prior year, due to an increase in the average sales price of 8.7%, while there was a 1.1% decrease in the cost per metric ton from the three months ended September 30, 2008. The gross margin for soybean powder decreased 2.3% to 30.6% in the three months ended September 30, 2009, as compared to 32.9% in the three months ended September 30, 2008, primarily due to lower sales prices at which we sold certain of our soybean products in the three months ended September 30, 2009, as compared to the same period in 2008.

A breakdown of gross margin by product line for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,
	2009		2008		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	4,411,788	49.4	4,160,720	44.4	5.0
Rice powder	194,475	60.8	186,004	67.5	(6.7)
Soybean powder	81,625	30.6	72,801	32.9	(2.3)
Subcontracting	(99,482)	(15.3)	248,659	18.3	(33.6)
Total	4,588,406	45.2	4,668,184	41.6	3.6

Operating Expenses

	For the Three Months Ended September 30,
	2009	2008
Operating Expenses
Selling and administrative expenses	$3,348,522	$3,319,484
Depreciation and amortization	43,595	41,905
Total operating expenses	$3,392,117	$3,361,389

Selling Expenses. Selling expenses increased by $34,505, or 1.4%, from $2,452,994 in the three months ended September 30, 2008, to $2,487,499 for the three months ended September 30, 2009. The major factors in the increase in selling expenses are:

•	Promotion and advertising expenses increased by $155,460, or 16.4%, to $1,100,838 in 2009, from $945,378 in 2008, as we slightly increased our marketing in 2009 as compared to 2008.

•	Product promoter salaries increased by $43,730, or 124.5%, to $78,844 in 2009, from $35,114 in 2008, as a result increased marketing efforts in 2009 as compared to 2008.

These increases were partially offset by transportation costs decreasing by $39,535, or 14.1%, to $240,265 in 2009, from $279,800 in 2008.

Rather than using a wholesaler, our sales persons deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but generally creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $5,467, or 0.6%, from $866,490 in three months ended September 30, 2008, to $861,023 for the three months ended September 30, 2009. The primary reason for this decrease was that we incurred liquidated damages of $414,000 in the three months ended September 30, 2008, as a result of our failure to satisfy requirements to register shares of our common stock, but did not incur liquidated damages in the comparable period in 2009. The decrease in liquidated damages was partially offset by an increase in legal and accounting expenses of $129,708, or 121.0%, to $236,921 in 2009, from $107,213 in 2008, due to increased costs related to public company reporting requirements as compared to 2008.

Provision for Income Taxes

	For the Three Months Ended September 30,
	2009	2008
Provision for Income Taxes
Current	$245,054	$269,666
Deferred	—	—
	$245,054	$269,666

Provision for Income Taxes. Income taxes decreased by $24,612, or 9.1%, from $269,666 for the three months ended September 30, 2008, to $245,054 for the three months ended September 30, 2009. This increase was due to the increase in our taxable income in our operating subsidiaries.

Nine-Month Period Ended September 30, 2009 Compared to Nine-Month Period Ended September 30, 2008

The following summarizes changes in our operations for the nine months ended September 30, 2009 and 2008.  Net income increased by $2,191,232, from $1,509,235 in the nine months ended September 30, 2008, to $3,700,467 for the nine months ended September 30, 2009. The increase in net income during the nine months ended September 30, 2009, as compared to the same time period in the prior year, was due an increase in gross profit as further described below.

Sales and Cost of Goods Sold

	For the Nine months Ended September 30,
	2009	2008

Sales	$31,261,491	$32,560,256
Cost of Goods Sold	17,057,583	19,845,232
Gross Profit	$14,203,908	$12,715,024

Sales. Sales volume decreased by 774 metric tons, or 11.4%, period on period, to 5,987 metric tons for the nine months ended September 30, 2009, from 6,761 metric tons for the nine months ended September 30, 2008. Sales revenues decreased by $1,298,765, or 4.0%, from $32,560,256 in the nine months ended September 30, 2008, to $31,261,491 for the nine months ended September 30, 2009. This decrease was primarily due to a decrease in subcontracting revenue, as compared to the nine months ended September 30, 2008, as we shifted our sales mix to produce more of our higher margin product line in fiscal 2009.

Sales by product line.  A break-down of our sales by product line for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months Ended September 30,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	4,454	27,318,421	87.4	4,543	26,144,060	80.3	(89)
Rice powder	168	954,482	3.1	147	813,645	2.5	21
Soybean powder	472	822,026	2.6	350	644,233	2.0	122
Subcontracting	893	2,166,562	6.9	1,721	4,958,318	15.2	(828)
Total	5,987	31,261,491	100.0	6,761	32,560,256	100.0	(774)

There were various changes to the break-down of sales among our product lines over the nine months ended September 30, 2009, as we increased production in most lines, but attempted to adjust our sales mix to higher margin products, and away from subcontracting. Rice powder accounted for 3.1% of our sales mix for the nine months ended September 30, 2009, at an average selling price of $5,681 per metric ton, as compared to 2.5% of our sales mix in the nine months ended September 30, 2008, at an average selling price of $5,535 per metric ton. Soybean powder accounted for 2.6% of our sales mix for the nine months ended September 30, 2009, at an average selling price of $1,742 per metric ton, as compared to 2.0% of our sales mix in the nine months ended September 30, 2008, at an average selling price of $1,841 per metric ton. Milk powder accounted for 87.4% of nine months ended September 30, 2009 sales mix, at an average selling price of $6,133 per metric ton, as compared to 80.3% of first quarter 2008, at an average selling price of $5,755 per metric ton. We decreased our subcontract production during the nine months ended September 30, 2009 to 6.9% of the sales mix, at an average selling price of $2,426 per metric ton, as compared to 15.2% of the sales mix in the nine months ended September 30, 2008, at an average sales price of $2,881 per metric ton.

A breakdown of our average selling price by product line for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months Ended September 30,
Average selling prices	2009	2008	Variance
	$	$	$	%
Milk powder	6,133	5,755	378	6.6
Rice powder	5,681	5,535	146	2.6
Soybean powder	1,742	1,841	(99)	(5.4)
Subcontracting	2,426	2,881	(455)	(15.8)
Total	5,222	4,816	406	8.4

Cost of Goods Sold.  Cost of goods sold decreased by $2,787,649, or 14.0%, from $19,845,232 in the nine months ended September 30, 2008, to $17,057,583 for the nine months ended September 30, 2009. This decrease was directly related to our reduction in subcontracting work during the nine months ended September 30, 2009. Overall our cost per metric ton decreased by $86, or 2.9%, to $2,849 per metric ton in the nine months ended September 30, 2009, as compared to $2,935 per metric ton in nine months ended September 30, 2008, due to increases in our sales prices and the reductions in the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the years ended September 30, 2009 and 2008 is as follows:

	Nine months Ended September 30,
	2009	2008	Variance
	$	$	$	%
Cost of sales
Milk powder	13,887,172	14,893,859	(1,006,687)	(6.8)
Rice powder	374,307	262,169	112,138	42.8
Soybean powder	616,126	423,707	192,419	45.4
Subcontracting	2,179,978	4,265,497	(2,085,519)	(48.9)
Total	17,057,583	19,845,232	(2,787,649)	(14.0)

Cost per units sold (per ton)
Milk powder	3,118	3,278	(160)	(4.9)
Rice powder	2,228	1,783	445	25.0
Soybean powder	1,305	1,211	94	7.8
Subcontracting	2,441	2,478	(37)	(1.5)
Average cost per unit sold	2,849	2,935	(86)	(2.9)

Gross Profit. Gross profit was $14,203,908, or 45.4% of our sales for the nine months ended September 30, 2009, as compared to gross profit of $12,715,024, or 39.1%, for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, our gross margin on milk powder increased to 49.2%, from 43.0% in the same period of the prior year, due to an increase in the average sales price of 6.6%, while there was a 4.9% decrease in the cost per metric ton from the nine months ended September 30, 2008. The gross margin for soybean powder declined 9.2% to 25.0% in the nine months ended September 30, 2009, as compared to 34.2% in the nine months ended September 30, 2008, due to an increase in the average cost per ton of 7.8% in the nine months ended September 30, 2009 as compared to the same period in 2008.

A breakdown of gross margin by product line for the years September 30, 2009 and 2008 is as follows:

	Nine months Ended September 30,
	2009		2008		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	13,431,249	49.2	11,250,201	43.0	6.2
Rice powder	580,175	60.8	551,476	67.8	(7.0)
Soybean powder	205,900	25.0	220,526	34.2	(9.2)
Subcontracting	(13,416)	(0.6)	692,821	14.0	(14.6)
Total	14,203,908	45.4	12,715,024	39.1	6.3

Operating Expenses

	For the Nine months Ended September 30,
	2009	2008
Operating Expenses
Selling and administrative expenses	$9,448,920	$10,283,634
Depreciation and amortization	130,107	72,336
Total operating expenses	$9,579,027	$10,355,970

Selling Expenses. Selling expenses overall decreased by $543,003, or 6.9%, from $7,834,865 in the nine months ended September 30, 2008, to $7,291,862 for the nine months ended September 30, 2009. The major factors in the decrease in selling expenses are as follows:

•	Advertising and promotion expenses decreased by $693,282, or 19.1%, to $2,940,297 in 2009, from $3,633,579 in 2008, due to a less aggressive marketing campaign in 2009.

•	Entertainment expenses decreased by $117,155, or 25.1%, to $350,155 in 2009, from $467,311 in 2008, as we reduced our marketing as compared to 2008.

•	Transportation expenses decreased by $69,367, or 8.7%, to $730,313 in 2009, from $799,680 in 2008, as a result of our shipping costs decreasing in 2009 as compared to 2008.

These decreases were partially offset by increases in:

•	Traveling expenses, by $93,733, or 11.7%, to $897,992 in 2009, from $804,259 in 2008 as cost for travel increased during 2009.

•	Product promoter salaries, by $116,255, or 119.2%, to $213,816 in 2009, from $97,561 in 2008, as we increased the amount paid to promoters.

•	Salaries of our salespersons, by $179,962, or 12.5%, to $1,615,054 in 2009, from $1,435,092 in 2008, as we increased our sales during 2009.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $291,711, or 11.9%, from $2,448,769 in nine months ended September 30, 2008, to $2,157,058 for the nine months ended September 30, 2009. The primary factor in this decrease was that we incurred liquidated damages of $901,199 in the nine months ended September 30, 2008, as a result of our failure to satisfy requirements to register shares of our common stock, but did not incur liquidated damages in the comparable period in 2009.

These decreases were partially offset by:

•	An increase in stock option expenses of $125,452 in 2009 from stock options granted in 2009 partially offset the decrease in liquidated damages.

•	An increase in consulting expenses of $226,893 in 2009 from $83,430 in 2008 to$310,323 in 2009 as we paid for assistance in locating potential financing options.

•	An increase in legal and accounting expenses of $157,066 in 2009 from $451,419 in 2008 to $608,485 in 2009 due to increased costs related to public company reporting requirements as compared to 2008.

Provision for Income Taxes

	For the Nine months Ended September 30,
	2009	2008
Provision for Income Taxes
Current	$860,948	$586,957
Deferred	—	—
	$860,948	$586,957

Liquidity and Capital Resources

Uses of Capital

	For the Nine Months Ended September 30,
	2009	2008

Net cash provided by operating activities	$2,101,308	$4,955,796

Net cash used in investing activities	(4,194,717)	(10,188,918)

Net cash provided by financing activities	$4,433,590	$1,959,082

Net Cash Provided By Operating Activities.  For the nine months ended September 30, 2009, $2,101,308 was provided by operating activities, compared with $4,955,796 provided by operating activities for the nine months ended September 30, 2008. Our decrease in net cash provided from operating activities during 2009 was due to an increase in net income to $3,700,467 for the nine months ended September 30, 2009, from $1,509,235 for the same period in the prior year, which was partially offset by the following:

•	Trade accounts receivable increased by $559,266, due to the increased level of sales during 2009.

•	Inventory increased by $837,027, due to seasonal summer build up in products as compared to December 2008.

•	Accounts payable and accrued expenses increased by $424,925 at September 30, 2009, as compared to the same period in 2008, due to increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the nine months ended September 30, 2009, we used $4,194,717 in investing activities, compared with $10,188,918 used in investing activities for the nine months ended September 30, 2008. The $4,194,717 was for the construction of our new production facility.

Net Cash Provided By Financing Activities.  For the nine months ended September 30, 2009, $4,433,590 was provided by financing activities, compared with $1,959,082 provided by financing activities for the nine months ended September 30, 2008. We raised $4,433,590 through the exercise of warrants during the nine months ended September 30, 2009, in connection with the consummation of the First Warrant Tender Offer and Second Warrant Tender Offer as further described in “- Recent Developments – First Warrant Tender Offer” and “- Recent Developments – Second Warrant Tender Offer” above.

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

Cash and cash equivalents at September 30, 2009 increased by 31.8% to $9,681,007, from $7,343,588 at December 31, 2008. Working capital increased from approximately $3.5 million in 2005 to approximately $14.7 million at September 30, 2009, including cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2008. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

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

In July 2008, we commenced construction of a new production facility in Hailun City. The first phase of this project is expected to cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. Upon completion of the first phase, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually. We anticipate that production at this new facility will commence in the fourth quarter of fiscal 2009, assuming we obtain the remaining $3.0 million we require to complete construction and equipping of the first production line. In the second phase, a second production line may be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We believe the cost to add the second production line would be an additional $15.0 million.

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

In connection with the October Offerings, we received aggregate gross proceeds of $9,000,000. The gross proceeds from the October Offerings were used in connection with the Repurchase Transaction, to pay expenses related to our Reverse Merger and October Offerings, and for general working capital purposes. The Repurchase Transaction, Reverse Merger and October Offerings are further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above.

In June 2008, we closed the June Note Offering, pursuant to which we received aggregate gross proceeds of $2,250,000. In addition, on November 10, 2008, we closed the November Note Offering, pursuant to which we received aggregate gross proceeds of $500,000. We used the gross proceeds from the June Note Offering and the November Note Offering primarily for the construction and equipping of our new production facility, and to pay expenses related to these offerings. The June Note Offering and November Note Offering are further described in “- Recent Developments - Sale of Notes and Warrants” above.

As of April 24, 2008, we commenced the First Warrant Tender Offer, pursuant to which the holders of warrants received in connection with the October Offerings had the opportunity to tender their warrants for shares of our common stock at a reduced exercise prices. On March 2, 2009, we closed the First Warrant Tender Offer. In connection with the First Warrant Tender Offer we received gross proceeds of $758,231. We used the gross proceeds we received from the First Warrant Tender Offer for the construction and equipping of our new production facility, and to pay expenses related to the First Warrant Tender Offer. The First Warrant Tender Offer is further described in “- Recent Developments – First Warrant Tender Offer” above.

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

On August 14, 2009, the warrant holders that participated in the Second Warrant Tender Offer exercised all of the 2,254,828 Amended Warrants they received in connection therewith, at an exercise price of $1.63 per share. As a result, we received gross proceeds of $3,675,370. We used the gross proceeds we received from the Second Warrant Tender Offer for the construction and equipping of our new production facility, and to pay expenses related to the Second Warrant Tender Offer. The Second Warrant Tender Offer is further described in “- Recent Developments – Second Warrant Tender Offer” above.

We have no sources for the additional financing we may need to complete the construction an equipping of our new processing facility, which we believe will cost $3.0 million. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition to constructing our new production facility, we have purchased an office building located in Heilongjiang Province, PRC, for approximately $1.8 million, which will serve as our corporate headquarters. The purchase price of this building was paid out of our retained earnings.

Currently, we spend approximately 8% - 12% of total revenues on advertising and promotional efforts through out the year. We spent approximately $3.0 million, $1.9 million and $0.8 million on advertising and promotion in fiscal 2008, 2007 and 2006, respectively. We currently expect to spend an aggregate of between $4.0 million and $5.0 million on advertising and promotion in fiscal 2009, of which $2,940,297 has already been spent as of September 30, 2009. This will still fall within our standard budget for advertising and promotion of 8% - 12% of total revenues, but in 2009 we plan to spread the expense over the entire year rather than in the first half of the year as we did in 2008. The funds for advertising and promotion will generally come out of our earnings.

Management will also consider making strategic acquisitions if there are good opportunities in the marketplace. However, revenue from acquisitions has not been included in our planned growth.

Registration Rights and Liquidated Damages

In connection with the October Offerings, as further described in “- Recent Developments - Reverse Merger, Private Placements and Related Transactions” above, we entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with Mr. Winfield, the Initial Purchasers and the Additional Purchasers (collectively, the “Investors”), pursuant to which we agreed that within thirty (30) business days of the respective closing date (the “Filing Date”), we would file a registration statement with the SEC (the “Registration Statement”) covering the resale of (i) the shares of common stock purchased in the October Offerings (the “Purchased Shares”), and (ii) the common stock issuable upon exercise of Warrant W-1, Warrant W-2, the Class A Warrants, and the Class B Warrants (collectively (i), (ii), (iii) and (iv), the “Registrable Securities”). Further, we agreed to use our best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144.

Pursuant to the Registration Rights Agreements, we are required to pay liquidated damages to the holders of the Purchased Shares if (i) we fail to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the SEC does not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the SEC) (the “Effectiveness Date”), (iii) we fail to request acceleration of effectiveness within five (5) business days of a notice of no further review from the SEC, (iv) we fail to respond to the SEC within ten (10) business days of receipt by us of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if we suspend the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if we suspend in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders us unable to comply with SEC requirements, or (B) for more than ninety (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the Investors for units of our securities purchase in the October Offerings for each thirty (30) day period during which a registration default is continuing; provided, however, that (i) we shall not be liable for liquidated damages with respect to any warrants or shares of common stock underlying the warrants, and (ii) in no event will we be liable for liquidated damages in excess of 1.5% of the aggregate purchase price of the securities purchased in the October Offerings in any 30 day period, and (iii) the maximum aggregate liquidated damages payable to any purchaser in the October Offerings shall be 20% of the aggregate purchase price paid by such purchaser.  The Registration Rights Agreement further requires that if we fail to pay any partial liquidated damages in full within seven days after the date payable, we will pay interest thereon at a rate of 15% per annum, until such amounts, plus all such interest thereon, are paid in full.

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, we are entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

We did not satisfy these registration requirements and, as a result, accrued a total of $1,201,998 in liquidated damages and $172,900 in interest. As of October 5, 2009, we issued an aggregate of 775,833 shares in full payment of the liquidated damages and interest, as further described in “— Recent Developments — Reverse Merger, Private Placements and Related Transactions” above.

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

We had recorded the value of the Put/Call Agreements as a liability in the aggregate amount of $3,169,444 as of October 9, 2007, based on the fair market value of the underlying common stock of $1.63 as of such date. The parties mutually agreed that it was in our best interests, and the best interests of our stockholders, for the Put/Call Agreements to be terminated. Therefore, as of March 3, 2009, the Put/Call Agreements were terminated.

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

Prior to the exercise of 183,457 of the Class A Warrants in our First Warrant Tender Offer, as further described in “— Recent Developments — First Warrant Tender Offer” above, and tender of 49,000 of the Class A Warrants in our Second Warrant Tender Offer, as further described in “— Recent Developments – Second Warrant Tender Offer” above, our Class A Warrants represented the right to purchase an aggregate of 981,591 shares of our common stock, at an exercise price of $2.04 per share. The Class A Warrants are scheduled to expire on the three-year anniversary of their date of issuance; provided, however, that we are required to extend the expiration date as a result of our failure to satisfy our requirement to register the shares underlying the Class A Warrants. The Class A Warrants are exercisable for cash only, provided a registration statement covering the shares of common stock underlying the Class A Warrants is effective. Otherwise, the Class A Warrants are exercisable on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the Class A Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, rights or warrants issues, dividend distributions, stock dividends, bonus issues, asset distributions, and other standard dilutive events. Warrants to purchase 392,639 shares of our common stock issued to finders and placement agents, have terms and conditions identical to the those of the Class A Warrants; except that, as of March 2, 2009, the exercise price of 235,583 of these warrants was reduced from $2.04 to $1.63, as partial consideration for services rendered in connection with a consulting agreement we entered into with one of these parties.

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

If all of the June Warrants, as amended (including warrants issued to a placement agent), were exercised for cash pursuant to their terms, we would receive $440,000 in proceeds, although there can be no assurance that any of these June Warrants will be exercised.

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

In November 2008 we closed the November Note Offering, pursuant to which we issued the November Warrants. The November Note Offering are further described in “Recent Developments - Sale of Notes and Warrants” above. The November Warrants represent the right to purchase an aggregate of 50,000 shares of our common stock, at an exercise price of $2.61 per share. The November Warrants will expire three years after the date of issuance. The November Warrants may be exercised for cash only. The number of shares of our common stock deliverable upon exercise of the November Warrants will be subject to adjustment for, among other things, subdivision or consolidation of shares, and certain other standard dilutive events. A holder of the November Warrants will not be entitled to exercise a number of November Warrants in excess of the number of November Warrants upon exercise of which would result in beneficial ownership by such holder and his, her or its affiliates of more than 9.9% of the outstanding shares of our common stock, unless this provision is waived by written agreement between us and the holder not less than sixty-one (61) days from the date of such waiver. On November 10, 2009, we granted the November Noteholder additional three-year warrants to purchase 100,000 shares of our common stock, at an exercise price of $1.63 per share (the “Additional November Warrants”). All of the other terms of the Additional November Warrants are identical to the November Warrants.

In connection with the November Note Offering, we engaged a placement agent to whom we paid a placement fee in the amount of $40,000, and granted warrants to purchase an aggregate of 25,000 shares of our common stock, the terms and conditions of which are identical to the those of the November Warrants.

If all of the November Warrants and Additional November Warrants (including warrants issued to a placement agent) were exercised for cash pursuant to their terms, we would receive $358,750 in proceeds, although there can be no assurance that any of these November Warrants will be exercised

We have granted the holders of June Warrants and November Warrants “piggyback” registration rights with respect to the shares underlying their warrants.

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

In the November Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, we also issued the November Note. The November Note bears interest at a rate of 10% until it becomes due and payable on May 10, 2010, as amended. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the November Note at any time without penalty, upon 15 days prior written notice. The holder of the November Note has the right to be prepaid any amounts due under his November Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more. So long as we have any obligation under the November Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) sell, lease or otherwise dispose of any significant portion of its assets; (d) lend money, give credit or make advances; or (e) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the November Note if: (a) we fail to pay principal or interest when due on the November Note; (b) we breach any material covenant or other material term or condition contained in the November Note or securities purchase agreement entered into in connection with the November Note Offering (the “November Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the November Note or the November Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange. Upon the occurrence of any Event of Default under the November Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the November Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Note or any other right or remedy afforded by law.

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration of Foreign Exchange (“SAFE”), regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of September 30, 2009, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$1,590,466	$1,590,466	—	—	—
Construction contract	1,868,145	1,868,145	—	—	—
Debt Obligations	3,199,038	3,199,038	—	—	—
Advertising contract	82,036	82,036	—	—	—
Operating leases	39,335	39,335	—	—	—
Total:	$6,779,020	$6,779,020	—	—	—

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Recently Enacted Accounting Standards

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends “Fair Value Measurements and Disclosures - Overall,” ASU No. 2009-08, “Earnings per Share,” ASU No. 2009-12 (ASC Topic 820), “Investments in Certain Entities That Calculate Net Asset Value per Share,” and various other ASU’s No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have either no current applicability to us, or their effect on our financial statements would not have been significant.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2009, and subsequent period through the date hereof, we did not consummate any sales of unregistered equity securities, except as follows:

Issuance of Additional Warrants to Placement Agent

As of July 4, 2009, in partial consideration for its services in connection with the Amendment, as further disclosed in “—  Item 5. Other Information — Issuance of Additional Warrants to a Placement Agent” below, which disclosure is incorporated herein by reference, we issued a placement agent warrants to purchase 97,500 shares of common stock, exercisable either for cash, at an exercise price of $1.63 per share, or on a cashless basis.

We believe that the issuance of the warrants in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Closing of Second Warrant Tender Offer

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

We believe that the issuance of the Amended Warrants in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereunder (and/or Section 4(2), as a transaction by an issuer not involving a public offering).

Exercise of Amended Warrants

On August 14, 2009, the twenty-two (22) warrant holders that participated in the Second Warrant Tender Offer exercised all of the 2,254,828 Amended Warrants they received in connection therewith, at an exercise price of $1.63 per share.  As a result, we received gross proceeds of $3,675,370.

We believe that the issuance of the shares in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Grant of Warrants to Advisor

On September 2, 2009, as partial consideration for the services to be provided by an advisor pursuant to an Advisory Agreement, as further disclosed in “— Item 5. Other Information — Entry into Advisory Agreement” below, which disclosure is incorporated herein by reference, we granted the advisor five-year warrants to purchase 714,286 shares of our common stock (the “Advisor Warrants”), which are exercisable six (6) months after the Execution Date, (i) at an exercise price of $1.68 per share, or (ii) on a cashless basis; provided, however, that all of the Advisor Warrants will terminate if certain conditions are not met.

We believe that the issuance of the Advisor Warrants in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Issuance of Shares in Payment of Liquidated Damages

As of October 5, 2009, we issued an aggregate of 775,833 shares of common stock in payment of Liquidated Damages and Interest, as further disclosed in “— Item 5. Other Information — Payment of Liquidated Damages” below, which disclosure is incorporated herein by reference.

We believe that the issuance of the shares in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Extension of Maturity Date of Note and Issuance of Warrants

In connection with the November Amendment, as further disclosed in “— Item 5. Other Information — Payment of Liquidated Damages” below, which disclosure is incorporated herein by reference, we issued and delivered to the November Investor a duly executed Amended and Restated Note and additional three-year warrants to purchase 100,000 shares of our common stock at an exercise price of $1.63 per share.

We believe that the issuance of the warrants in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Grant of Nonqualified Stock Options and Share Appreciation Rights under our 2009 Equity Incentive Plan

On November 10, 2009, we granted non-qualified, ten-year stock options (the “Options”) to purchase 380,000 shares of our common stock to Yang Yong Shan, our Chairman, Chief Executive Officer and President. The Options have an exercise price of $1.80 per share, which was the closing price of our common stock on the OTCBB on November 9, 2009. The Options will vest with respect to 25% of the underlying shares on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011. The Options may be exercised on a “cashless” basis and are subject to such other provisions as are contained in our 2009 Equity Incentive Plan (“Plan”).

In addition, on November 10, 2009, we granted share appreciation rights (the “SARs”) with respect to 380,000 shares of our common stock to Shu Kaneko, our Chief Financial Officer and Secretary. The SARs have an exercise price of $1.80 per share, which was the closing price of our common stock on the OTCBB on November 9, 2009. The SARs have a term of ten (10) years from the date of grant. The SARs will vest with respect to 25% of the shares on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011. The SARs are subject to such other provisions as are contained in the Plan.

We believe that the issuance of the Options and SARs in these transactions is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended September 30, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

In the three-month period ended September 30, 2009, and subsequent period through the date hereof, we did not submit any matters to a vote of our security holders.

Item 5.  Other Information.

Issuance of Additional Warrants to Placement Agent

In June 2008, we sold to two investors (the “June Investors”) an aggregate of (i) $2,250,000 of promissory notes (the “June Notes”) and (ii) warrants to purchase 225,000 shares of our common stock (the “June Warrants”). As of December 31, 2008, we entered into an agreement with the June Investors (the “Amendment”), pursuant to which the Investors received Amended and Restated Notes in exchange for the June Notes, and Amended and Restated Warrants in exchange for the June Warrants. As of July 4, 2009, in partial consideration for its services in connection with the Amendment, we issued a placement agent warrants to purchase 97,500 shares of our common stock, exercisable either for cash, at an exercise price of $1.63 per share, or on a “cashless” basis. These warrants will expire on December 31, 2011.

Entry Into Advisory Agreement and Issuance of Advisor Warrants

On September 2, 2009 (the “Execution Date”), we entered into a letter agreement (the “Advisory Agreement”) with a financial advisor, pursuant to which the advisor will provide us with certain financial advisory services for a period commencing on September 2, 2009 and continuing for six (6) months, subject to cancellation (i) by thirty (30) days written notice anytime after the six (6) month anniversary of the Execution Date, or (ii) automatically, on June 30, 2010 in the event certain conditions are not met. As partial consideration for the services to be provided by the advisor, we granted the advisor five-year warrants to purchase 714,286 shares of our common stock (the “Advisor Warrants”), which are exercisable six (6) months after the Execution Date, (i) at an exercise price of $1.68 per share, or (ii) on a cashless basis; provided, however, that all of the Advisor Warrants will terminate if certain conditions are not met.

Payment of Liquidated Damages

In connection with private offerings we consummated in October 2007 (the “October Offerings”) we entered into Registration Rights Agreements.  Pursuant to the Registration Rights Agreements, we were required to pay liquidated damages to the investors in the October Offerings (the “Investors”), if we failed to satisfy certain registration requirements.  As a result, we accrued a total of $1,201,998 in liquidated damages (“Liquidated Damages”) through October 19, 2008, the date the shares purchased in the October Offerings became eligible for sale pursuant to Rule 144 under the Securities Act of 1933.  Pursuant to the Registration Rights Agreements, the Liquidated Damages were payable in cash or shares of our common stock, at our discretion.  As of October 5, 2009, in full payment of the Liquidated Damages, we issued an aggregate of 667,777 shares of our common stock to the Investors, valued at $1.80 per share, the closing price on the OTCBB on October 20, 2008.  In addition, pursuant to the Registration Rights Agreements, if we failed to pay any liquidated damages in full within seven days after the date payable, we were required to pay interest thereon at a rate of 15% per annum until such amounts, plus all such interest thereon, are paid in full.  Therefore, as of October 5, 2009, we paid interest in the aggregate amount of approximately $172,900, by issuing an aggregate of 108,056 additional shares of our common stock, valued at $1.60 per share, the closing price of our common stock on the OTCBB on October 2, 2009. We granted the recipients “piggyback” registration rights with respect to these shares.

Extension of Expiration Date of Class A Warrants and Class B Warrants

Our 2,526,208 Class B Warrants, exercisable at a price of $3.26 per share, were due to expire in October 2009.  However, Section 10 of the Class B Warrants provides for an extension of the expiration date due to our failure to satisfy our obligation to register the shares underlying the Class B Warrants (the “Warrant Shares”) for resale. As a result, the expiration date extends one day for each day the registration default continues, subject to certain limitations. On October 13, 2009, we filed a new Registration Statement on Form S-1 to register for resale the Warrant Shares among other securities. The expiration date of these warrants will continue to extend one day for each day the registration default continues, until such time as the Registration Statement is declared effective by the SEC. Since the Registration Statement is not yet effective, we are unable to quantify what the extended term of the warrants will be.

Grant of Nonqualified Stock Options and Share Appreciation Rights

Reference is made to the disclosure set forth under “— Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Grant of Nonqualified Stock Options and Share Appreciation Rights under our 2009 Equity Incentive Plan” above, which disclosure is incorporated herein by reference.

Extension of Maturity Date of Note and Issuance of Warrants

On November 10, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor (the “Investor”), pursuant to which we sold the Investor (a) a 10% promissory note in the principal amount of $500,000, due November 10, 2009 (the “November Note”) and (b) three-year warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.61 per share. On November 10, 2009, we entered into an amendment to the Purchase Agreement (the “November Amendment”), pursuant to which: (a) the maturity date of the November Note was extended from November 10, 2009 to May 10, 2010; (b) we issued and delivered to the Investor a duly executed Amended and Restated Note reflecting the change set forth in (a) above; and (c) we issued to the Investor additional three-year warrants to purchase 100,000 shares of our common stock at an exercise price of $1.63 per share.

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

EMERALD DAIRY INC.

Dated: November 16, 2009	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President

Dated: November 16, 2009	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer and Secretary