Form 10-K
period 2009-12-31
EMERALD DAIRY INC
filed 2010-03-31
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number:	000-52174

EMERALD DAIRY INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(703) 867-9247

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $26,029,405, based on the last closing price of $1.65 per share, as quoted on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority.

As of March 1, 2010, the registrant had 32,945,823 shares of common stock issued and outstanding (not including an additional 1,944,444 shares of common stock currently being held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

None

EMERALD DAIRY INC.

FORM 10-K

TABLE OF CONTENTS

- i -

PART I

Item 1.  Business.

Company Background

We are engaged, through our China-based indirect subsidiaries (described below) in the manufacture and sale of milk powder, soybean powder and rice powder in the People’s Republic of China (the “PRC”).

Our predecessor filer, Micro-Tech Identification Systems, Inc. (“Micro-Tech”), was incorporated pursuant to the laws of the State of Nevada on September 24, 1986. For several years prior to the Reverse Merger (described below), Micro-Tech was a “shell company,” as defined by Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and its primary business operations involved seeking the acquisition of assets, property, or businesses that would be beneficial to it and its shareholders.

On October 9, 2007, American International Dairy Holding Co., Inc. (“AIDH”), a Nevada corporation, became a wholly-owned subsidiary of Micro-Tech, when it merged with Micro-Tech’s wholly-owned subsidiary, which was organized for that purpose (the “Reverse Merger”). Immediately following the Reverse Merger, Micro-Tech succeeded to the business of AIDH as its sole line of business, and changed its name to Amnutria Dairy Inc. On January 25, 2008, we changed our name from Amnutria Dairy Inc. to Emerald Dairy Inc.

AIDH was organized pursuant to the laws of the State of Nevada on April 18, 2005, for the purpose of acquiring the stock of Heilongjiang Xing An Ling Dairy, Co. Limited (“XAL”), a company formed on September 8, 2003 pursuant to the laws of the PRC. On May 30, 2005, AIDH acquired XAL. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

Prior to September 23, 2006, XAL owned approximately 57.7% of Heilongjiang Be’ian Nongken Changxing Lvbao Dairy Limited Liability Company, a PRC company (“LvBao”), with the remaining balance being held by AIDH’s sole shareholder. On September 23, 2006, the remaining 42.3% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes.

On May 22, 2008, AIDH formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), under the laws of the PRC. In July 2008, HXD commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC. We anticipate that the first production line of this new facility will be operational in the second quarter of 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future.

All of our business is conducted through our wholly-owned Chinese subsidiaries, as follows:

•	XAL handles our promotion, sales and administrative functions;

•	LvBao handles production of our products at our production facility located in Be’ian City, Heilongjiang Province, PRC; and

•	Upon completion and equipping of the first production line of our new facility in Hailun City, Heilongjiang Province, PRC, HXD will handle additional production of our products.

Our U.S. offices are located at 11990 Market Street, Suite 205, Reston, Virginia 20190, telephone number (703) 867-9247. Our corporate headquarters are located at 10 Huashan-lu, Xiangfang-qu, 9th Floor, Wanda Building, Harbin City, Heilongjiang Province, PRC 150001.

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
Hailun Xinganling Dairy Co., Ltd.
(a PRC company)
100% Ownership
Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company
(a PRC company)

Industry

The Chinese government has recognized that the dairy industry is not only crucial to reform the structure of agriculture in the country and increase the income of farmers, but also that it is important to improve the diet, health, and overall welfare of the Chinese people. In recent years, milk and dairy products have gradually become an accepted daily necessity in the life of Chinese people. As a result, the dairy market is one of the fastest growing markets in the PRC, growing at a rate of 16% per year over the past six years according to the National Bureau of Statistics of China.

Products

We are a producer of milk powder, soybean powder and rice power in the PRC. Through our network of over 1,100 salespeople, our products are distributed throughout 20 provinces in Mainland China, and sold in over 6,000 retail outlets.

Our products are marketed under two brands:

•	“Xing An Ling,” which is designed for high-end customers; and

•	“Yi Bai,” which is designed for middle and low-end customers.

Our total sales were approximately $44.7 million, $44.3 million and $29.6 million in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Milk powder sales, including subcontracting, accounted for 94.4%, 95.5% and 94.5% of our total sales in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Soybean powder sales accounted for 2.6%, 2.0% and 2.2% of total sales in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Rice powder sales accounted for 3.0%, 2.5% and 3.3% of total sales in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. No single customer accounted for more than 5% of our total sales in the above mentioned periods.

Milk Powder Products

We target one of the most attractive segments in the dairy market - milk powder. We have milk powder products specifically geared towards different age groups and demographics, as follows:

•
Formula milk powder for infants aged 0-6 months old - Specifically designed to provide babies with necessary nutrients such as calcium, selenium, bioactive substance, and more than 20 vitamins and minerals essential for an infant’s growth.

•	Formula milk powder for babies 6-12 months old - Specifically designed to help with the development of the brain, intestines, and body’s immunity.

•
Formula milk powder for young kids from 1-3 years old - Provides children with comprehensive nutritional support at the critical period of their brains development, and, with nucleotide contents close to breast milk’s level, to help boost children’s immunity.

•	Formula for 3-7 years old pre-schoolers - Geared toward children in the growth acceleration period, when breast milk or infant food is gradually substituted with adult foods.

•
Multi-dimensional formula for pregnant women and breast-feeding mothers - Designed for pregnant women who need to supplement themselves with maternal and infant nutrition needed to ensure the health of both mother and infant.

•	High calcium milk powder for those 7-22 years old - Designed for the years one spends as a student, it meets the daily nourishment supply standard set by the Chinese Nourishment Academic Association.

•	Zinc, Ferrum and Calcium milk powder for the whole family - Produced in accordance with scientific processes and test standards to supply the body with much needed calcium, ferrum and zinc.

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

Soy Powder Products

We began selling soybean powder products in fiscal 2006 as a substitute for milk powder, for consumers who do not like milk powder, or are allergic to milk powder. We began as a reseller of soybean powder products in fiscal 2006, but began producing soybean powder in-house in fiscal 2007.

Rice Powder Products

We began selling rice powder products in fiscal 2006 as a substitute for milk powder. Prior to October 2007, we used a third party to produce rice powder products, which were then resold by us under the “Xing An Ling” brand name. Commencing in October 2007, we began producing rice powder in-house.

Production, Supply and Distribution

Production

We believe that a lack of adequate production capacity has been a significant impediment to our ability to increase our revenue in recent years. Production capacity for 2007 reached approximately 7,000 tons, with annual revenue of approximately $29.6 million and net income of approximately $3.6 million. In 2008, by adding a third shift to the existing two shifts working schedule at our facility in Be’ian City, our production capacity reached approximately 9,000 tons, with revenue of approximately $44.3 million and net income of approximately $2.4 million. In 2009, while our new production facility was being constructed, our annual production capacity continued at approximately 9,000 tons, with revenue of approximately $44.7 million and net income of approximately $5.8 million. When we complete the first production line of our newly-constructed facility in Hailun City, our total production capacity is expected to reach approximately 18,000 tons per annum. We anticipate that the first production line of this new facility will be operational in the second quarter of 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future.

Local farmers we purchase milk from deposit fresh milk at third-party milking stations we utilize. The fresh milk is stored in refrigerated tanks, and then trucked by the supplier’s trucking service to one of our production facilities. When the refrigerated fresh milk arrives at our production facility a sample is taken to be sure it meets our product standards. If the sample passes inspection it goes to production, where the necessary ingredients are added to the fresh milk to make formula. If it fails inspection, it is rejected. The formula passes through a high pressure gage, which sprays the formula out in a fine spray. A high temperature fan instantly dries the formula turning it into milk powder. The milk powder is first placed in large containers, and then packaged into customer friendly bags or tins. After it has been packaged, the finished product gets trucked to retail outlets for sale. Since we are located close to the milking stations, the entire production process can be completed in approximately 30-35 hours. The time it takes to go from processing the milk to retail sale of the finished product is only an average of 45 days. Therefore, our warehousing cost is reduced and capital turnover rate is enhanced.

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

The entire milking process is done automatically, without any human contact. The farmers raise their own cattle, however, we share certain know how and technical support with the farmers to help them increase the quality and capacity of their milk. This model not only enhances the milk farmers’ enthusiasm and breeding capability, and stimulates local economic development, but it also assures the milk volume, quality and the stability of the supply. In addition, this allows us to track each cow’s health and milking capacity.

Since no other large-scaled dairy enterprise is located nearby, our milk source is relatively plentiful and readily available.

We have approximately 100 cows of our own, to meet a small amount of the total supply. These cows are mainly used to provide scientific and quality service for dairy farmers including disease control and treatment or other experiments. These cows also act as the examples to the local farmers. At present, the available services include helping dairy farmers improve farming methods, increasing milk yield, appointing experts to lectures, popularizing the scientific knowledge, helping the farmers with the cow’s brand choice, and strengthening disease surveillance and control.

We currently utilize 48 milking stations, all of which are owned and operated by third parties. We pay market price for using the milking stations. For administrative purposes, we group these milking stations into several service districts.

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

In 2009, Yu Ya We Trading Company, which supplies us with whey used in production of our products, supplied us with approximately 11% of our raw materials. In 2008, no single supplier accounted for more than 10% of our raw materials.

Distribution

We have a sales network consisting of over 1,100 people, across 20 provinces in the PRC. Orders are initiated by sales people depending on their customers’ needs, and are approved by their province (regional) manager. Regional managers combine orders from various sales teams and send orders to headquarters. After confirmation of the orders from the regional managers, headquarters gives instructions to third party trucking companies to distribute products, according to the combined orders, to regional hub offices. We distribute our products from our headquarters to the sale subsidiaries in a large combined order based on region, as compiled by the regional manager.

We use three independent trucking contractors to distribute our products to the 20 provinces in the PRC in which we sell our products. We selected these trucking companies based on cost and efficiency. There are many trucking companies available so that, if necessary, any of the independent trucking contractors we currently use could easily be replaced.

Railway transportation is also a major means for the distribution of our products. It is usually used when the products need to travel a long distance, because of the relatively low cost. However, its speed is slower than that of the trucks, since the products first need to get to Bei’an Station, before being distributed to their ultimate destination.

Market Opportunity

There are a total of 30 provinces in mainland China. Our products are generally sold in 20 of the provinces, through our 1,100-plus person sales network. Our sales are spread out, with no single province accounting for more than 10% of our total sales. The 20 provinces in which we sell our products are the major provinces along the pacific ocean and in central China. The 10 provinces in which our products are not sold, are those where the competition is too intense, or the potential customers are either too poor or too disbursed to make it economically feasible.

The PRC’s population of 1.3 billion offers a huge market for the developing dairy industry in the PRC. The dairy industry is increasing much faster than the growth of the PRC’s gross domestic product (GDP). According to the statistics from the Food and Agriculture Organization of the United Nations (FAO), total Chinese milk production is the seventh largest in the world. The dairy market is one of the fastest growing markets in the PRC, growing at a rate of 16% per year over the past six years, according to the National Bureau of Statistics of China. It is widely predicted that the dairy industry in the PRC will continue at a growth rate of 15% per year. The “11th Five Years Plan” urged that the average annual dairy consumption should reach 10 kg per person and should reach 16 kg in 2015.

The average consumption of dairy per person in the PRC is much lower than the world average. As a result, we believe the Chinese dairy market has considerable potential for growth, especially if the Chinese economy continues to experience significant growth.

According to the “China Food and Nutrition Development outline (2001-2010)” approved by the Chinese State Council, the dairy industry is one of the three food industries that should be developed first. The outline suggests that by 2010, average consumption of dairy per person should reach 16 kg, in which the average consumption of dairy per person for rural habitants and those who live in cities and towns are 32kg and 7kg, respectively. Experts predict that the annual dairy output in the PRC will be 20 million tons and 70 million tons in 2015 and 2030, respectively. Based upon these predictions, we believe that over the next few years, the Chinese dairy industry should continue to grow at a rapid pace and the consumption of dairy will continue to increase as a result of the anticipated rise in living standards and change in consumption behavior by the average Chinese consumer.

According to the National Bureau of Statistics of the PRC, about 15 million infants are born in the PRC each year. Each 0-6 month old baby will need 27.2 kg. milk powder, for an annual total demand of 90,000 tons. Each 6-12 month old baby will need 31 kg. milk powder, for an annual total demand of 110,000 tons. But the current supply is just 80,000-100,000 tons, leaving much room for growth. According to the Dairy Association of China, the infant formula market in the PRC, which is the market we target, has grown even faster in recent years, at a rate of 20%-30% per year, and has surpassed Japan, becoming the second largest infant formula dairy market in the world, behind the U.S.

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC. On September 16, 2008, the PRC’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. The contraction in the Chinese milk powder industry caused by this crisis has lead to increased demand for our products. However, we have not been able to increase our supply to meet this demand, and will not be able to do so until the first production line of our new facility commences operations.

Company Strategy

As part of our plan to pursue the market opportunities discussed above, we intend to effect the following strategies:

Production Strategy

Through a combination of internal growth in production capacity and strategic acquisitions we believe we will be capable of producing 20,000-27,000 tons of milk powder annually by the end of fiscal 2011. Our growth strategy for the next three years will be primarily focused on internal growth by expanding production capacity and strengthening sales efforts. As a step toward implementing this strategy, we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC, in July 2008. Initially, this new facility will have one production line, with the capacity to produce 9,000 tons of milk power annually. A second production line can be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We anticipate that production at this new facility will commence in the second quarter of fiscal 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future. We anticipate that the cost to add a second production line, would be an additional $15.0 million. We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition, management will consider making strategic acquisitions if opportunities become available. We have no current agreements or plans for proposed acquisitions, and there can be no assurance we will consummate any acquisitions in the future.

Prior to October 2007, we used a third party to produce rice powder products which were then resold under the “Xing An Ling” brand name. Commencing in October 2007, we began producing rice powder in-house. Rice powder products accounted for approximately 3.0% and 2.5% of our total revenue in 2009 and 2008, respectively. We expect that rice powder products will continue to comprise approximately 3% of our total sales, unless our sales network detects an increase in demand.

Similarly, we began reselling soy powder products in fiscal 2006, and producing soy powder in-house in fiscal 2007. Soy powder products accounted for approximately 2.6% and 2.0% of our total revenue in 2009 and 2008, respectively. We expect that soy milk powder products will continue to comprise approximately 2% of our total sales, unless our sales network detects an increase in demand.

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We plan to create an organic label product line by the end of fiscal 2010. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be minor. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be popular in the PRC. Over time, we believe our proposed organic product line will help increase our revenues.

Market Strategy

Brand

In the Chinese milk powder market, positive brand image should help establish high customer recognition, strong customer loyalty, and good product reputation, which we believe are key elements to increase our sales revenue. Therefore, we have focused on establishing a positive brand image. Our products are marketed under two brands:

•	“Xing An Ling,” which is designed for high-end customers; and

•	“Yi Bai,” which is designed for middle and low-end customers.

Price

In the Chinese dairy market similar products are often sold at widely differing prices. The gap between prices of similar products could be as much as 10 times. At present, the consumers who have the highest income often choose high-end dairy brands from foreign companies, such as Nestle, Mead Johnson, and Dumex. Those customers who earn less tend to choose lower-price brands such as Shengyuan and Nanshan. Historically, our products were not as popular as some of our competitors’ because they were less expensive than similar competing products. To address this, our new products are aimed at middle-end and high-end infant milk powder market.

Sales Channel

We have over 1,100 people in our sales network across 20 provinces covering more than 6,000 retail outlets (i.e., supermarkets) in the PRC. Over the past several years, no single customer accounted for 5% or more of our total sales.

There are no limitations on the geographic areas in China in which we can sell our products. There are a total of 30 provinces in the PRC. The 20 provinces in which we sell our products are the major provinces along the pacific ocean and in central China. The 10 provinces in which our products are not sold, are those where either, we would not be able to compete due to intense competition, or the potential customers are either too poor or too disbursed to make it economically feasible.

Rather than using a wholesaler, our sales people deal directly with the retail outlets. This business model has higher sales expenses compared to traditional business model, where a wholesaler is used. The reason for this is that each of our sales people can cover only so many retail outlets and, therefore, we have to employ more sales people to achieve the same sales volume. On the other hand, by selling directly to retail, we can sell products at a higher margin than if we sold our products to a wholesaler. We believe that the increased margins resulting from our direct to retail market strategy more than offsets the additional sales expense we incur by not using wholesalers. In addition, our sales people know the customers, so they obtain better information on sales, demand, etc. We will continue to use our current business model of selling directly to the retail outlets, without use of a wholesaler, for the foreseeable future.

Promotion

We plan to:

•
Advertise our products on the leading TV stations in important markets, publicize product information and ideas by advertising in national or local newspapers and magazines, and use our website and webpage advertisement to attract internet users to introduce our products and business;

•	Promote our products by attending and holding exhibitions and seminars, presenting promotional items and hand out leaflets;

•
Teach our “shopping guides,” who are generally women that give out free samples of products in supermarkets and provide information on products, about our products and how to promote our products by face to face communication and illustration to end users; and

•	Invite famous pediatricians to hold seminars on knowledge of nutrients and baby tending for pregnant women, so as to promote our brand and attract customers.

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts through out the year. We spent approximately $4.5 million, $5.4 million and $3.0 million on advertising and promotion in fiscal 2009, 2008 and 2007, respectively. We currently expect to spend an aggregate of approximately $6.0 million on advertising and promotion in fiscal 2010. The funds for advertising and promotion generally come out of our earnings.

Our English-language website is located at www.emeralddairy.com. The English-language website went live in May 2008. The website includes a link to our Chinese-language website. The information on our websites does not constitute part of this report.

Human Resources Strategy

We believe employing talented people is the best competitive advantage we can have. Besides seeking to attract quality employees from outside of our company, we will also continue to develop and train our own sales team.

Competition

Currently, five state owned dairy groups control more than half of the dairy market in the PRC. They are Mengniu (in Inner Mongolia), Yili Industrial Group (in Inner Mongolia), Bright Dairy & Food (in Shanghai), Sanyuan (in Beijing) and Wandashan (in Heilongjiang). Over half of the top 20 dairy manufactures have entered China. Most of the dairy producers provide infant milk powder. However, the high-end infant milk powder is less than one-third of the total output. In the past, the dairy producers mainly gave discounts as the major competition tactic. Now, however, the producers are beginning to focus on the raw milk source, brand, and sales network.

Our competitors are divided into three major categories:

•	Domestic large-scale producers;

•	Foreign producers; and

•	Domestic middle & small-scale producers.

Most of the larger players in the Chinese dairy industry have been concentrating in the first-tier cities such as Beijing and Shanghai with high end milk powder products. We focus on penetrating less-competitive second and third tier cities. We have a 1,100-plus person sales network across 20 provinces in China, covering more than 6,000 retail outlets. Our closest competitors are American Dairy, Inc. and Wondersun Dairy in terms of products, price range and geographic coverage.

We believe that we have a competitive advantage over our competitors because:

•
Our production facilities are located close to the milking stations from which we obtain it fresh milk and, therefore, the entire production process can be completed in approximately 30-35 hours. The production facilities of other multi-regional dairy enterprises are located up to two days’ drive away from the milking stations they use. Therefore, it may take them up to four days to process their milk products.

•
Our business model of selling directly to the retail outlets, as opposed to selling to a wholesaler, allows us to sell our products at a higher margin at retail. Our sales people know the customers, so they obtain better information on sales trends and customer demands and requirements than our competitors who sell their product to wholesalers.

•
In February 2008, we obtained organic label certification from the Guangdong Zhongjian Certification Co., Ltd. Currently, there is no organic milk powder product being sold in the Chinese market. We plan to create an organic label product line by the end of fiscal 2010. Over the long term, we believes that, similar to the growth of the organic milk market in the U.S., organic milk products will be popular in the PRC.

On the other hand, we are at a competitive disadvantage because many of our current and potential competitors have longer operating histories and greater name recognition, and possess substantially greater financial, marketing and other competitive resources than we do.

Intellectual Property

We have obtained trademark registrations for the use of our tradenames “Xing An Ling” and “Yi Bai”, which have been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk powder products. We believe our trademarks are important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademarks is uncertain and they may not provide adequate protection. Moreover even if it is sufficient, in the event our trademarks or trade names are challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademarks could have a material adverse effect on our business, operations and finances.

Regulatory Matters

We are regulated under both national and county laws in China. The following information summarizes certain aspects of those regulations applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, province and county levels are subject to change. To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, we are unable to predict the impact such regulation may have in the foreseeable future.

As a manufacturer and distributor of food products, we are subject to regulations of the PRC’s Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products we sell, and prescribes the format and content of many of the products we sell, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

In addition, the PRC’s Agricultural Ministry authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We and our products are also subject to province and county regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for its products, inspection of our facilities and regulation of its trade practices in connection with the sale of dairy products.

To date, we have received the following licenses to produce our products, which are significant for the reasons set forth below:

License	Issuer	Effective Period	Significance
Infant & Baby Formula Milk Powder Production Permit	State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China	April 2005 - May 2010 (1)
Only current license holders are permitted to produce formula milk powder in the PRC. The Government is not currently issuing any additional licenses.  We expect that its license will be automatically renewed.

Organic Production Certification	Guangdong Zhongjian Certification Co., Ltd.	November 2009 - July 2010 (2)
This certification will allow us to begin producing and selling organic milk powder products.  There are currently no organic milk powder products in the PRC. We look to become a leader in this market, and have first-mover advantage.

ISO 22000 / HACCP Certification	Beijing New Century Certification Co. Ltd.	September 2007 - September 2010 (2)
The ISO 22000 international standard specifies the requirements for a food safety management system. ISO 22000 integrates the principles of the Hazard Analysis and Critical Control Point (HACCP) system and application steps developed by the Codex Alimentarius Commission. Hazard analysis is the key to an effective food safety management system.

ISO 9001 Certification	Beijing New Century Certification Co. Ltd.	September 2007 - September 2010 (2)
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

Certificate of Conformity of Quality System Certification	Standardization Administration of the People's Republic of China	September 2005 - September 2010 (2)
This certification is only given to companies that meet an international standard of quality control and production. Consumers in the PRC give a more positive reception to products that meet international standards.

(1)	We are in the process of renewing our Infant & Baby Formula Milk Powder Production Permit. We have no reason to believe this permit will not be renewed.

(2)	We plan to start the renewal process for these certifications in the near future. We have no reason to believe this permit will not be renewed.

Employees

As of the date hereof, we have 1,376 employees. Of these, 1,168 are in sales, 173 are in manufacturing and 35 are in management and administration. None of the our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

We file various reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available though the SEC's electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC's home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We also make available free of charge through our website (www.emeralddairy.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

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

In 2008 and 2009, general worldwide economic conditions declined resulting in a more volatile and costly business climate. Although all of our business operations are currently conducted in the PRC, our general business strategy, as well as our results of operations and financial condition, may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve from current levels, it may make it difficult, if not impossible, for us to obtain debt or equity financing on acceptable terms at a time when we wish to do so. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements for the next twelve months, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans. These factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

Our products may not achieve or maintain market acceptance.

We market our products in the PRC. Dairy product consumption in the PRC has historically been lower than in many other countries in the world. Growing interest in milk products in the PRC is a relatively recent phenomenon which makes the market for our products less predictable. Consumers may lose interest in our products. As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of our products in particular. There is substantial risk that the market may not accept or be receptive to our products. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

In addition, we market our product, in part, as a healthy and good source of nutrition, however, periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow’s milk in the human diet. An unfavorable study or medical finding could erode the popularity of milk in the Chinese diet and negatively affect the marketing of our product causing sales, and cause our revenues, to decline.

Contamination of milk powder products produced in the PRC could result in negative publicity and have a material adverse effect on our business.

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC. On September 16, 2008, the PRC’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, won’t lead to a sustained decrease in demand for milk powder products produced within the PRC, thereby having a material adverse effect on our business.

As we increase the scale of our operations, we may be unable to maintain the level of quality we currently attain by producing our products in small batches. If quality of our product declines, our sales may decline.

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

We also source large volumes of soy beans, rice, and other raw materials from suppliers. Interruption of or a shortage in the supply of raw milk or any of our other raw materials could result in our being unable to operate our production facilities at full capacity or, if the shortage is severe, at any production level at all, thereby leading to reduced production output and sales and reduced revenues. In 2009, Yu Ya We Trading Company, which supplies us with whey used in production of our products, supplied us with approximately 11% of our raw materials. In 2008, no single supplier accounted for more than 10% of our raw materials.

Even if we are able to source sufficient quantities of raw milk or our other raw materials to meet our needs, downturns in the supply of such raw materials caused by one or more of these factors could lead to increased raw material costs which we may not be able to pass on to the consumers of our products, causing our profit margins to decrease.

Volatility of raw milk costs makes our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly.

The policy of the PRC since the mid-1990s has focused on moving the Chinese dairy industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in the PRC’s dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise and we may not be able to pass them on to consumers of our products, which will lead to a decrease in our profits.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

We face competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles, and other special packaging, which serve portions of our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. Our largest competitors are state-owned dairies owned by the government of the PRC. Large foreign milk companies have also entered the milk industry in the PRC. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to our advertising claims. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

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

We are highly dependent on the services of Yang Yong Shan, our Chairman, Chief Executive Officer and President. He has been primarily responsible for the development and marketing of our products and the loss of his services would have a material adverse impact on our operations. We have not applied for key-man life insurance on his life and have no current plans to do so.

We do not have any independent directors serving on our board of directors, which could present the potential for conflicts of interest and prevent our common stock from being listed on a national securities exchange.

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

In addition, since none of the directors currently on our board of would qualify as an independent director under the rules of the New York Stock Exchange, NYSE Amex Equities or The Nasdaq Stock Market, we would fail to satisfy at least one of the necessary initial listing requirements for any of these national securities exchanges. Therefore, until we appoint a majority of independent directors to our board we expect that our common stock will continue to be listed on Over-the-Counter Bulletin Board (“OTCBB”) maintained by the Financial Industry Regulatory Authority (“FINRA”), which might make our common stock less attractive to potential investors than if it had been listed on a national securities exchange.

Our management has identified certain material weaknesses in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

As further described in “Item 9A. Controls and Procedures,” our management has identified certain material weaknesses in our internal control over financial reporting. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are in the process of implementing initiatives aimed at addressing these material weaknesses, these initiatives may not remediate the identified material weakness.  Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we will have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place might entail substantial costs, may take a significant period of time, and may distract our officers and employees from the operation of our business, which could adversely affect our operating results and our ability to operate our business.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We became a public company on October 2007, by virtue of the Reverse Merger.  As a public company, we need to document, review, and test and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and, in the future, will also require a report by our independent auditors on our assessment.  Both the Company and its independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, will identify areas for further attention and improvement.

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

Risks Related to Doing Business in the PRC

Changes in the PRC’s political or economic situation could harm us and our operational results.

Economic reforms which have been adopted by the Chinese government could change at any time.  Because many reforms are unprecedented or experimental, they are expected to be refined and adjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within the PRC, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations  This could damage our operations and profitability. Some of the things that could have this effect are:

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

There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in the PRC. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. Laws and regulations effecting foreign invested enterprises in the PRC have only recently been enacted and are evolving rapidly, and their interpretation and enforcement involve uncertainties. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for product pricing, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in the PRC. Future regulatory, judicial and legislative changes could have a material adverse effect on our Chinese operating subsidiaries.  Regulators or third parties may raise material issues with regard to our Chinese subsidiaries or our compliance or non-compliance with applicable laws or regulations or changes in applicable laws or regulations may have a material adverse effect on our operations. Because of the evolving nature in the law, it will be difficult for us to manage and plan for changes that may arise.

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles (“SPVs”), formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the New M&A Rule and other laws and regulations of the PRC (“PRC Laws”), the CSRC, on its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Administrative Permits”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

On October 9, 2007, AIDH, parent company of the Chinese corporations through which we do all of our business, became a subsidiary through a Reverse Merger, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reverse Merger, Private Placements and Related Transactions.”

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

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC Laws, including the New M&A Rule. PRC government authorities may take a view contrary to our understanding that we do not need the CSRC approval, and Chinese government authorities may impose additional approvals and requirements.

Further, if the PRC government finds that we or our Chinese shareholders did not obtain the CSRC approval, which should have been obtained before consummating the Reverse Merger, we could be subject to severe penalties. The New M&A Rule does not specify penalty terms, so we are not able to predict what penalties we may face, but they could be materially adverse to our business and operations.

Future inflation in the PRC may inhibit our ability to conduct business in the PRC.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the annual rate of inflation in the PRC has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, which could harm the market for our products and adversely effect our operations and business.

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

Extensive regulation of the food processing and distribution industry in the PRC could increase our expenses resulting in reduced profits.

We are subject to extensive regulation by the PRC's Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Limited and uncertain trademark protection in the PRC makes the ownership and use of our trademarks uncertain.

We have obtained trademark registrations for the use of our tradenames “Xing An Ling” and “Yi Bai”, which have been registered with the PRC’s Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We believe our trademarks are important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademarks may be less than we currently expect and may, in fact, be inadequate. Moreover, in the event our trademarks or trade names are challenged or infringed, we may not have the financial resources to defend against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademarks could have a material adverse effect on our business, operations and finances.

Risks Relating to the Market for Our Common Stock

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a the Reverse Merger.  Because of our Reverse Merger, we could be exposed to undisclosed liabilities resulting from our operations prior to the merger and we could incur losses, damages or other costs as a result.  In addition, securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. Further, brokerage firms may not want to conduct any secondary offerings on our behalf in the future.  These factors may negatively effect the market price and liquidity of our common stock.

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

Our common stock is currently approved for quotation on the OTCBB.  We do not satisfy the initial listing standards of the New York Stock Exchange, NYSE Amex Equities or The Nasdaq Stock Market.  If we never are able to satisfy any of those listing standards our common stock will never be listed on an exchange, or we may choose not to apply for any such listing.  As a result, the trading price of our stock may be lower than if we were listed on an exchange. Our stock may be subject to increased volatility.  When a stock is thinly traded, a trade of a large block of shares can lead to a dramatic fluctuation in the share price.  These factor may make it more difficult for our shareholders to sell their shares.

Our stock price may be volatile in response to market and other factors.

The market price for our stock may be volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

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

These factors may negatively effect the market price and liquidity of our common stock.

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

Our common stock ownership is highly concentrated. As of the date hereof, our Chairman, Chief Executive Officer and President, Yang Yong Shan, beneficially owns 13,978,329 shares, or approximately 42.1% of our total outstanding common stock.  His interests may differ significantly from your interests.  As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our common stock.

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

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 7,395,598 shares of our common stock, of which:

•	373,334 are exercisable at a price of $0.75 per share (all of which will expire if not exercised on or prior to April 6, 2010);

•	499,522 are exercisable at a price of $1.20 per share (all of which will expire if not exercised on or prior to April 6, 2010);

•	833,811 are exercisable at a price of $1.50 per share;

•	2,333,297 are exercisable at a price of $1.63 per share (184,049 of which will expire if not exercised on or prior to April 6, 2010);

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	2,405,119 are exercisable at a price of $3.26 per share.

We also have an additional 758,929 warrants, which may become exercisable at a price of $1.68 per share if certain conditions are met by June 30, 2010.

The issuance of all or substantially all additional shares of common stock that are issuable upon exercise of our outstanding warrants will substantially reduce the percentage equity ownership of holders of shares of our common stock.  In addition, the exercise of a significant number of warrants, and subsequent sale of shares of common stock received upon such exercise, could cause a sharp decline in the market price of our common stock.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.  In addition, the promissory notes we issued in the June 2008 Note Offering, as amended, and November 2008 Note Offering, further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Promissory Notes.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

These forward-looking statements are based on our current expectations.  They include statements relating to:

•	future sales and financings;

•	the future development of our business;

•	our ability to execute our business strategy;

•	projected expenditures; and

•	the market for our products.

You can identify forward-looking statements by terminology such as “may,” “will,” “should,” ‘could,’ “expects,” ‘intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and such statements speak only as of the date they were made.  Actual events or results may differ materially from those suggested by these forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report.  We are under no duty to update any of the forward-looking statements after the date of this prospectus or to conform these statements to actual results.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors are set forth under “Risk Factors” discussed in Part 1, Item 1A of this Annual Report on Form 10-K.  We do not intend to update publicly any forward-looking statement contained herein to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

Unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to Emerald Dairy Inc., together with our consolidated subsidiaries.

Item. 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.

We have one manufacturing facility, which is located in Be’ian City, Heilongjiang Province, PRC.  This production facility occupies approximately 38,600 square meters of land and has approximately 4,600 square meters for production.  Currently there are three production lines with daily capacity to process 200 tons of fresh milk.

We also have sales offices in each of the 20 provinces in the PRC in which our products are sold.  All leases are on an annual basis and commence on January 1, of each year.  For the years ended December 31, 2009 and 2008, we incurred aggregate rental expenses of $76,098 and $17,255, respectively.  As of December 31, 2009, we had outstanding lease commitments totaling $276,256, of which $157,328 is due in 2010 and $118,928 is due in 2011.

In the opinion of our management, each of our properties is adequately covered by insurance.

In July 2008, we commenced construction of a new facility in Hailun City, Heilongjiang Province, PRC, as discussed elsewhere in this report.  We anticipate that production at this new facility will commence in the second quarter of fiscal 2010.  We plan to raise the funds needed for the completion of the first production line, and subsequent expansion of this new facility, from the capital market through private or public equity and/or debt offerings, although there can be no assurance that any additional financing will be available to us on acceptable terms, if at all (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General.”).

In addition, in fiscal 2008 we purchased and paid for an office building, located in Heilongjiang Province, PRC, for approximately $1.8 million.  This office building, which contains approximately 6,900 square feet of space, serves as our corporate headquarters.

Item 3.  Legal Proceedings.

There are no legal proceedings pending or threatened against us, and we are not aware of any proceedings that a governmental authority is contemplating against us.

Item 4.  (Removed and Reserved).

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTCBB in the first quarter of 2007. Through October 9, 2007, our trading symbol was “MCTC.OB.”  As of October 9, 2007, we changed our name to Amnutria Dairy Inc. and were assigned a new trading symbol of “AUDY.OB.”  On January 25, 2008, we changed our name to Emerald Dairy Inc. and received a new trading symbol of “EMDY.OB”

On October 20, 2008, shares of common stock purchased in two private offerings we conducted in fiscal 2007 became eligible for sale pursuant to Rule 144 under the Securities Act.  Prior to that date, there had been no established public trading market for shares of our common stock for over five years. There is currently only a limited trading market for our common stock and no assurance can be given that a more liquid trading market for our common stock will develop or be maintained.

The high and low sales prices for our common stock for the fiscal years ended December 31, 2008 and 2009, and the subsequent interim period, were as follows:

Quarter Ended	High	Low

2008
March 31, 2008	$0	$0
June 30, 2008	$0	$0
September 30, 2008	$0	$0
December 31, 2008 (commencing October 17, 2008)	$2.50	$0.70

2009
March 31, 2009	$1.00	$0.26
June 30, 2009	$2.11	$0.60
September 30, 2009	$1.90	$1.30
December 31, 2009	$2.00	$1.50

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

As of the date hereof, there were 196 holders of record of our common stock.  Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends since inception and do not anticipate paying any dividends in the foreseeable future.  We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business.  The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors, and will be at the sole discretion of our Board of Directors.  Certain promissory notes we’ve issued, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Promissory Notes,” contain restrictive covenants on our payment of dividends.

Securities Authorized For Issuance Under Equity Compensation Plan

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information with respect to our equity compensation plans as of December 31, 2009.

Recent Sales of Unregistered Securities

The following is a list of certain securities we sold or issued during fiscal 2008.  There were no underwriting discounts or commissions paid in connection with the sale of these securities, except as otherwise noted.  Certain information previously included in prior Exchange Act reports we filed has not been furnished in this report.

As of November 10, 2009, we amended a purchase agreement we originally entered into in connection with our November 2008 Offering, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Developments - Amendment to November 2008 Promissory Note.”  In consideration for its services in connection with this amendment, among other services, we issued warrants to purchase 120,000 shares of our common stock to the entity that had acted as placement agent for the November 2008 Offering.  These warrants will expire on November 10, 2012, and are exercisable either for cash, at an exercise price of $1.63 per share, or on a cashless basis.

As of November 23, 2009, we amended our letter agreement with a financial advisor, pursuant to which the advisor is providing us with certain financial advisory services.  In connection with this amendment, we issued the financial advisor an additional 44,643 warrants, which will be exercisable at a price of $1.68 per share, or on a cashless basis, provided, certain conditions are met by June 30, 2010.

We believe that the issuance of the warrants in connection with these transactions was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 94.4%, 3.0% and 2.6% of our sales, respectively.  Through our network of over 1,100 salespeople, our products are distributed throughout 20 provinces in the PRC, and sold in over 6,000 retail outlets.

Our products are marketed under two brand names:

•	“Xing An Ling,” which is designed for high-end customers; and

•	“Yi Bai,” which is designed for middle and low-end customers.

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production.  The dairy market is one of the fastest growing markets in the PRC.  It has been growing at a rate of 16% per year over the past six years, according to the National Bureau of Statistics of China, and is expected to grow at a rate of 15% per year for the foreseeable future.  We focus on the infant formula segment of the market, which, according to the Dairy Association of China, has grown even faster in recent years, at a rate of 20%-30% per year. Currently, it is estimated that demand for infant formula in the PRC outstrips supply by at least 2-to-1.

We have received an Infant & Baby Formula Milk Powder Production Permit from the State General Administration of Quality Supervision and Inspection and Quarantine of the PRC.  Only current license holders are permitted to produce formula milk powder in the PRC.

Because of our close proximity to our sources of fresh milk, we are able to complete the production process in approximately 30-35 hours, which is faster than competitors of ours that are not similarly situated.  We produced approximately 7,000 tons of milk powder at our facility in Be’ian City, Heilongjiang Province, PRC in fiscal 2007, up from approximately 5,000 tons in fiscal 2006.  By adding a third shift to the existing two shifts working schedule, we produced approximately 9,000 tons of milk powder in each of fiscal 2008 and 2009.

We believe that a lack of adequate production capacity has been a significant impediment to our ability to increase our revenue in recent years.  In July 2008, through our wholly-owned subsidiary, HXD, we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC.  Between our existing production facility in Be’ian City and our new production facility in Hailun City, we believe we will have the capacity to produce approximately 27,000 tons of milk powder per year by the end of fiscal 2011.  It is expected that our production of rice powder and soymilk powder will also increase in volume over the same period, while continuing to comprise an aggregate of approximately 5% of our overall sales.

Initially, this new facility will have one production line, with the capacity to produce 9,000 tons of milk power annually.  A second production line can be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We anticipate that production at this new facility will commence in the second quarter of fiscal 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future.  The cost to add a second production line, would be an additional $15.0 million.  We plan to raise the funds needed for the new facility from the capital market through private or public equity and/or debt offerings.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	XAL, which handles our promotion, sales and administrative functions;

•	Lvbao, which handles production of our products in Be’ian City, Heilongjiang Province, PRC; and

•	HXD, which, upon completion of the first production line of our new facility, will handle additional production of our products in Hailun City, Heilongjiang Province, PRC.

Our products have become increasing popular in mainland China due to our continued sales and marketing efforts.  As a result, we have experienced tremendous growth well above the industry average during recent years.  Sales increased from approximately $7.9 million in 2005 to approximately $44.7 million in 2009, a 466% increase over four years.  Net income increased from approximately $0.7 million in 2005 to approximately $4.2 million in 2009, a 500% increase over four years.

Recent Developments

Third Warrant Tender Offer

On March 17, 2010, we closed our third offer (the “Third Warrant Tender Offer”) to holders of an aggregate of 5,374,648 warrants to purchase shares of our common stock (the “October 2007 Warrants”) we originally issued in connection with private placements we consummated in October 2007 (the “October 2007 Private Placements”), to exchange their October 2007 Warrants for warrants exercisable at reduced exercise prices (“Amended Warrants”).  In connection with the Third Warrant Tender Offer we issued a total of 1,056,905 Amended Warrants with reduced exercise prices.

Any warrant holder that exchanged October 2007 Warrants for Amended Warrants in the Third Warrant Tender Offer that wishes to exercise the Amended Warrants received in connection therewith must do so on or before April 6, 2010.  If all of the Amended Warrants are exercised at their reduced exercise prices, we will receive gross proceeds of approximately $1,179,427, although there can be no assurance that any of these Amended Warrants will be exercised.

See Note 23 of the Notes to our consolidated financial statements for additional information concerning the Third Warrant Tender Offer.

Extension of Expiration Dates of Warrants

Pursuant to the provisions of the October 2007 Warrants, the original expiration dates were to be extended beyond their initial stated termination dates for certain specified periods until we satisfied certain registration rights provisions relating to the shares of our common stock underlying the October 2007 Warrants.  As a result of our satisfaction of the registration rights provisions on January 28, 2010, the expiration dates of the October 2007 Warrants were extended.  We expect to record a non-cash charge against earnings of approximately $5.0 million in the first quarter of 2010 resulting from the extension of the expiration dates of the October 2007 Warrants.

 See Note 23 of the Notes to our consolidated financial statements for additional information concerning the extension of the expiration dates of the October 2007 Warrants.

Second Amendment to June 2008 Promissory Notes

As of December 31, 2009, we entered into a second amendment (the “Second Amendment”) to purchase agreements we originally entered into in connection with our June 2008 private placement (“June 2008 Offering”) of an aggregate principal amount of $2,250,000 promissory notes (the “June 2008 Notes”) and 225,000 warrants (the “June 2008 Investor Warrants”).  Pursuant to the Second Amendment:

•	the Maturity Date of the indebtedness represented by the June 2008 Notes was extended from December 31, 2009 to December 31, 2010;

•
accrued and unpaid interest on the June 2008 Notes, in the aggregate amount of $323,301, was added to the principal amount outstanding (resulting in an aggregate principal balance of $2,573,301 immediately after the Second Amendment reflected in the Amended June 2008 Notes defined below);

•
amended and restated notes (the “Amended June 2008 Notes”) incorporating the changes set forth above were issued to the investors in the June 2008 Offering (the “June 2008 Investors”) in exchange for the cancellation of the June 2008 Notes;

•
the June 2008 Investors received additional three-year warrants to purchase an aggregate of 789,356 shares of our common stock, at an exercise price of $1.63 per share (the “Additional June 2008 Investor Warrants”); and

•
Our repayment of amounts due under the Amended June 2008 Notes is secured by a pledge of an aggregate of 3,157,425 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

In consideration for its services in connection with the Second Amendment, we issued 200,000 shares of our common stock to the entity that had acted as placement agent for the June 2008 Offering.

The rights and obligations under the Amended June 2008 Notes are further described in “— Liquidity and Capital Resources — Promissory Notes” below.

December 2009 Note Offering

On December 24, 2009, we sold to three “accredited investors” (the “December 2009 Noteholders”) for an aggregate purchase price of $1,750,000, (i) promissory notes in the aggregate principal amount of $1,750,000, with an interest rate of 10% per annum (the “December 2009 Notes”) and (ii) three-year warrants to purchase an aggregate of 536,809 shares of our common stock, at an exercise price of $1.63 per share (the “December 2009 Warrants”) (the “December 2009 Note Offering”).

At the closing of the December 2009 Note Offering, we paid the December 2009 Noteholders a closing fee in the aggregate amount of $35,000, and prepaid interest on the December 2009 Notes in the aggregate amount of $175,000.  As a result, we received net proceeds of $1,540,000.  We have applied the net proceeds primarily toward (i) the cost of equipping the first production line of our newly-constructed milk powder processing facility located in Hailun City, Heilongjiang Province, PRC, (ii) the payment of expenses incurred in connection with the December 2009 Note Offering, and (iii) general working capital purposes.

Our repayment of amounts due under the December 2009 Notes is secured by a pledge of 5,883,329 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

The rights and obligations under the December 2009 Notes are further described in “— Liquidity and Capital Resources — Promissory Notes” below.

November 2009 Term Loan

On November 30, 2009, we entered into a Loan Agreement with an unrelated third party (the “Lender”), pursuant to which we borrowed $1,750,000 from the Lender (the “November 2009 Term Loan”), in consideration for which we issued the Lender a promissory note (the “Term Loan Note”). We have applied the gross proceeds from the Term Loan primarily toward (i) the cost of equipping the first production line of our newly-constructed milk powder processing facility located in Hailun City, Heilongjiang Province, PRC, (ii) the payment of expenses incurred in connection with the Term Loan, and (iii) general working capital purposes.

The rights and obligations under the Term Loan Note are further described in “— Liquidity and Capital Resources — Promissory Notes” below.

Amendment to November 2008 Promissory Note

As of November 10, 2009, we entered into an amendment (the “Amendment”) to a purchase agreement we originally entered into in connection with our November 2008 private placement (“November 2008 Offering”) of a promissory note in the principal amount of $500,000 (the “November 2008 Note”) and warrants to purchase 50,000 shares (the “November 2008 Investor Warrants”).  Pursuant to the Amendment:

•	the Maturity Date of the indebtedness represented by the November 2008 Note was extended from November 10, 2009 to May 10, 2010;

•
an amended and restated note (the “Amended November 2008 Note”) incorporating the changes set forth above was issued to the investor in the November 2008 Offering (the “November 2008 Investor”) in exchange for the cancellation of the November 2008 Note; and

•
the November 2008 Investor received additional three-year warrants to purchase 100,000 shares of our common stock at an exercise price of $1.63 per share (the “Additional November 2008 Investor Warrants”).

The rights and obligations under the Amended November 2008 Note is further described in “— Liquidity and Capital Resources — Promissory Notes” below.

Payment of Liquidated Damages

We entered into registration rights agreements (the “Registration Rights Agreements”) with the investors in our October 2007 Private Placements (the “October 2007 Investors”).  Pursuant to the Registration Rights Agreements, we were required to pay liquidated damages to the investors, if we failed to satisfy certain registration requirements, as further described in “— Liquidity and Capital Resources — Registration Rights and Liquidated Damages” below.

As a result of our failure to satisfy the registration requirements, we accrued a total of $1,201,998 in liquidated damages through October 19, 2008, the date the shares purchased in the October 2007 Private Placements became eligible for sale pursuant to Rule 144 under the Securities Act.  Pursuant to the Registration Rights Agreements, the liquidated damages were payable in cash or shares of our common stock, at our discretion.  As of October 5, 2009, in full payment of the liquidated damages, we issued an aggregate of 667,777 shares of our common stock to the October 2007 Investors, valued at $1.80 per share, the closing price on the OTCBB on October 20, 2008.

In addition, pursuant to the Registration Rights Agreements, if we failed to pay any liquidated damages in full within seven days after the date payable, we were required to pay interest thereon at a rate of 15% per annum until such amounts, plus all such interest thereon, were paid in full.  Therefore, as of October 5, 2009, we paid interest to the October 2007 Investors in the aggregate amount of approximately $172,900, by issuing an aggregate of 108,056 additional shares of our common stock, valued at $1.60 per share, the closing price of our common stock on the OTCBB on October 2, 2009.

Trends and Uncertainties

Economic Downturn

The worldwide economic downturn and market instability, which began in 2008, have made the business climate more volatile and more costly.  Although all of our business operations are currently conducted in the PRC, our general business strategy, as well as our results of operations and financial condition, may be adversely affected by unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate, or do not improve from current levels, it may make it difficult, if not impossible, for us to obtain debt or equity financing on acceptable terms at a time when we wish to do so. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.  We do not expect this economic downturn to have a significant effect on our business or operations in the near future.

Narrowing of Gap in Milk Consumption

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. In addition to improving the overall health of its populous, the government views increased dairy production as a means of improving employment in rural areas thus improving social stability. The programs are designed to narrow the significant gap between the PRC’s per capita milk consumption of 15 kg per person and the global average of 100 kg per person.  We believe this initiative will continue to provide us with growth opportunities.

Industry Growth

The dairy market is one of the fastest growing markets in the PRC.  It has been growing at a rate of 16% per year over the past six years, according to the National Bureau of Statistics of China, and is expected to grow at a rate of 15% per year for the foreseeable future.  On its website, the Dairy Association of China estimates that the infant formula market segment, which is the market segment we target, has grown even faster in recent years, at a rate of 20%-30% per year. We believe the following three factors are the main drivers of the infant formula market:

•	Increased household income made infant formula more affordable in the PRC;

•	Increased number of working mothers or busy mothers created more demands for infant formula products; and

•	Increased popularity and acceptance of infant formula products.

Based on these factors, we expect to see significant growth in our business and operations when we commence production at our new production facility in Hailun City.

Supply of Infant Formula

It is estimated that the demand for infant formula in the PRC outstrips supply by at least 2-to-1. In recent years, our production capabilities have not been able to keep up with demand for our products. We have commenced construction of a new production facility in Hailun City with an initial annual production capacity of 9,000 tons of milk powder, which is expected to start production in the second quarter of 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

Product Pricing and Raw Material Supply

Historically we have been able to obtain sufficient raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be available to us for the foreseeable future.  In fiscal 2009, the price of certain raw materials we use declined.  However, we believe that the prices will start to increase again in fiscal 2010. To some extent, we believe we will be able to increase the prices for our products to pass on any higher raw material costs to consumers.  However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

Brand Name and Product Quality

There are more than 30 brand names of infant formula products sold in the PRC. Most of our international and larger competitors have been concentrating in the first tier cities, or well-known urban centers such as Beijing and Shanghai.  The rest of the Chinese domestic companies in the industry, including us, have been focusing on less developed second and third tier cities where competition is less severe than the top tier cities. As consumers have many options for infant formula products, infant formula producers with better quality and safety images have the advantages to sell their product at higher price.  Brand image and recognition are increasingly important in gaining customer loyalty.  We plan to continue to focus on penetrating less-competitive second and third tier cities.

Label Milk Products

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We plan to create an organic label product line by the end of fiscal 2010. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be insignificant. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will become increasingly popular in the PRC. Over time, this will help increase our revenues.

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

Contamination of Milk Powder Products Produced in the PRC

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC.  On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. The contraction in the Chinese milk powder industry caused by this crisis has lead to increased demand for our products.  However, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to decreased demand for milk powder products produced within the PRC, thereby having a material adverse effect on our business.

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

The following summarizes changes in our operations for the fiscal years ended December 31, 2009 and 2008.  Net income increased by $3,505,523, or 151.5%, from $2,314,507 in the fiscal year ended December 31, 2008 to $5,820,030 for the fiscal year ended December 31, 2009.  The increase in net income during the year ended December 31, 2009, as compared to the same time period in the prior year, was primarily due to an increase in our gross profit and a decrease in our operating expenses as further described below.

Sales and Cost of Goods Sold

	For the Fiscal Years Ended December 31,
	2009	2008

Sales	$44,729,276	$44,325,179
Cost of Goods Sold	24,056,601	26,546,291
Gross Profit	$20,672,675	$17,778,888

Sales. Sales volume decreased by 500 metric tons, or 5.6%, period on period to 8,476 metric tons for the fiscal year ended December 31, 2009, from 8,976 metric tons for the fiscal year ended December 31, 2008, due to our shift in sales mix from subcontracting to our production of more of our higher end products. These higher end products are sold in smaller containers, requiring more time to be devoted to packaging.  Sales revenues increased by $404,097, or 0.9%, from $44,325,179 in the fiscal year ended December 31, 2008 to $44,729,276 for the fiscal year ended December 31, 2009, primarily due to an increase in the average selling price of our products, of $339 per metric ton, as compared to the fiscal year ended December 31, 2008, occurring because we produced more of our high end product line in fiscal 2009.

Sales by product line.  A break-down of our sales by product line for the years ended December 31, 2009 and 2008 is as follows:

	Fiscal Year Ended December 31,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	6,217	38,590,606	86.3	6,175	36,245,495	81.8	42
Rice powder	239	1,358,127	3.0	198	1,105,837	2.5	41
Soybean powder	681	1,164,347	2.6	477	882,185	2.0	204
Subcontracting	1,339	3,616,196	8.1	2,126	6,091,662	13.7	(787)
Total	8,476	44,729,276	100.0	8,976	44,325,179	100.0	(500)

There were various changes to the break-down of sales among our product lines over the fiscal year ended December 31, 2009, as we increased production in most of our product lines, but attempted to adjust our sales mix to higher margin products.  Milk powder accounted for 86.3% of the fiscal year 2009 sales mix, at an average selling price of $6,207 per metric ton, as compared to 81.8% of the fiscal year 2008 sales mix, at an average selling price of $5,869 per metric ton. Rice powder accounted for 3.0% of the fiscal year 2009 sales mix, at an average selling price of $5,683 per metric ton, as compared to 2.5% of the fiscal year 2008 sales mix, at an average selling price of $5,585 per metric ton.  Soybean powder accounted for 2.6% of our sales mix for the fiscal year 2009, at an average selling price of $1,710 per metric ton, as compared to 2.0% of our sales mix in fiscal year 2008, at an average selling price of $1,849 per metric ton.   We decreased our subcontract production during fiscal year 2009 to 8.1% of the sales mix, at an average selling price of $2,701 per metric ton, as compared to 13.7% of the sales mix in fiscal year 2008, at an average sales price of $2,865 per metric ton.

A breakdown of our average selling price by product line for the years ended December 31, 2009 and 2008 is as follows:

	Fiscal Year Ended December 31,
Average selling prices	2009	2008	Variance
	$	$	$	%
Milk powder	6,207	5,869	338	5.8
Rice powder	5,683	5,575	108	1.9
Soybean powder	1,710	1,849	(139)	(7.5)
Subcontracting	2,701	2,865	(164)	(5.7)
Total	5,277	4,938	339	6.9

Cost of Goods Sold.  Cost of goods sold decreased by $2,489,690, or 9.4%, from $26,546,291 in the fiscal year ended December 31, 2008, to $24,056,601 for the fiscal year ended December 31, 2009.  This decrease was directly related to a change in our sales mix during fiscal year 2009 to a mix with a lower cost per metric ton.  Overall our cost per metric ton decreased by $119, or 4.0%, to $2,838 per metric ton in the fiscal year ended December 31, 2009, as compared to $2,957 per metric ton in fiscal year ended December 31, 2008, due to a decrease in the cost of our raw materials during the year.

A breakdown of cost of sales by product line for the years ended December 31, 2009 and 2008 is as follows:

	Fiscal Year Ended December 31,
	2009	2008	Variance
	$	$	$	%
Cost of sales
Milk powder	19,348,556	20,185,806	(837,250)	(4.1)
Rice powder	532,599	433,662	98,937	22.8
Soybean powder	853,857	580,684	273,173	47.0
Subcontracting	3,321,589	5,346,139	(2,024,550)	(37.9)
	24,056,601	26,546,291	(2,489,690)	(9.4)

Cost per units sold(per ton)
Milk powder	3,112	3,269	(157)	(4.8)
Rice powder	2,228	2,186	42	1.9
Soybean powder	1,254	1,217	37	3.0
Subcontracting	2,481	2,515	(34)	1.4
Average cost per unit sold	2,838	2,957	(119)	4.0

Gross Profit. Gross profit was $20,672,675, or 46.2% of our sales for the fiscal year ended December 31, 2009, as compared to gross profit of $17,778,888, or 40.1% for the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2009 our gross margin on milk powder increased to 49.9% from 44.3% in the prior year, due to an increase in the average sales price of 5.8%, while there was a 4.8% decrease in the cost per metric ton from the fiscal year ended December 31, 2008.  The gross margin for rice powder stayed consistent at 60.8%.  The gross margin for soybean powder declined 7.5% to 26.7% in fiscal year 2009 as compared to 34.2% in fiscal year 2008 due to increase in the average cost per ton of 3.0% in fiscal year 2009 as compared to fiscal year 2008.

A breakdown of gross margin by product line for the years December 31, 2009 and 2008 is as follows:

	Fiscal Year Ended December 31,
	2009		2008		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	19,242,050	49.9	16,059,689	44.3	5.6
Rice powder	825,528	60.8	672,175	60.8	-
Soybean powder	310,490	26.7	301,501	34.2	(7.5)
Subcontracting	294,607	8.1	745,523	12.2	(4.1)
Total	20,672,675	46.2	17,778,888	40.1	6.1

Operating Expenses

	For the Fiscal Years Ended December 31,
	2009	2008
Operating Expenses
Selling expenses	$10,047,861	$10,602,185
Administrative expenses	3,271,892	3,494,733
Depreciation and amortization	178,281	113,660
Total operating expenses	$13,498,034	$14,210,578

Selling Expenses. Selling expenses overall decreased by $554,324, or 5.2%, from $10,602,185 in fiscal year ended December 31, 2008, to $10,047,861 for the fiscal year ended December 31, 2009. The major factors in the decrease in selling expenses are as follows:

•
Advertising and promotion decreased by $871,184, or 17.8%, to $4,023,691 in 2009, from $4,894,875 in 2008, due to our increased advertising in 2008 to offset negative affects of the Chinese milk powder melamine scandal.

•	Sales entertainment expenses decreased by $169,913, or 27.6%, to $445,040 in 2009, from $614,953 in 2008, due to normal fluctuations occurring from year to year.

•
Transportation expenses decreased by $77,431, or 7.2%, to $990,828 in 2009, from $1,068,259 in 2008, as a result of our shipping less product in 2009 as compared to 2008, in addition to lower shipping costs.

These decreases were partially offset by an increase in selling salaries by $254,947, or 12.8%, to $2,243,063 in 2009, from $1,988,116 in 2008, due to our increase in sales staff to prepare for the beginning of production in our new processing facility.  Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.  For a more complete discussion regarding the costs and profits of our retail sales model, see “Description of Business — Company Strategy — Market Strategy — Sales Channel.”

Administrative Expenses. Administrative expenses decreased by $222,841, or approximately 6.4%, from $3,494,733 in fiscal year ended December 31, 2008, to $3,271,892 for the fiscal year ended December 31, 2009.  The major factor in the decrease in administrative expenses was that liquidated damages incurred in 2008 of $986,699 were not similarly incurred in 2009.

This decrease was partially offset by:

•	Stock option expenses of $265,825 incurred in 2009 from employee awards.

•	Increase in consulting expenses of $227,638, or 245.6%, to $320,323 in 2009, from $92,685 in 2008, due to increased assistance capital planning with consultants.

            Provision for Income Taxes

	For the Fiscal Years Ended December 31,
	2009	2008
Provision for Income Taxes
Current	$1,327,527	$840,198
Deferred	—	—
	$1,327,527	$840,198

Provision for Income Taxes. Income taxes increased by $487,329, or 58.0%, from $840,198 in fiscal year ended December 31, 2008, to $1,327,527 for the fiscal year ended December 31, 2009.  This increase was due to the increase in our taxable income resulting from an increase of gross profit of approximately $2.9 million in our operating subsidiaries.  The increase in our gross profit was related to a reduction in the price of our raw materials combined with our production of more of our higher end products.

Liquidity and Capital Resources

Uses of Capital

	For the Fiscal Years Ended December 31,
	2009	2008

Net cash provided by operating activities	$4,480,927	$6,326,610

Net cash used in investing activities	(6,088,608)	(8,517,186)

Net cash provided by financing activities	$7,758,590	$2,458,126

Net Cash Provided By Operating Activities.  For the fiscal year ended December 31, 2009, $4,480,927 was provided by operating activities, compared with $6,326,610 provided by operating activities for the fiscal year ended December 31, 2008.  Our net cash flows provided from operating activities decreased during 2009 due primarily to the following factors:

•	Trade accounts receivable increased by $1,080,391, due to the increased level of sales during the year.

•	Advances to suppliers and other receivables increased by $311,638, due the increase in our level of production during 2009.

•	Inventory increased at December 31, 2009 by $415,773, due to an increase in the amount of work-in-process at year end.

•	Accounts payable and accrued expenses decreased by $33,232 at December 31, 2009, as compared to 2008, as we paid down our accounts payable at year end.

Net Cash Used In Investing Activities.  For the fiscal year ended December 31, 2009, we used $6,088,608 in investing activities, compared with $8,517,186 used in investing activities for the fiscal year ended December 31, 2008.  The decrease in net cash flows used in investing activities during 2009 was due to a deposit on equipment for the new production facility of $3,712,883 in 2008 that we did not similarly make in 2009.

Net Cash Provided By Financing Activities.  For the fiscal year ended December 31, 2009, $7,758,590 was provided by financing activities, compared with $2,458,126 provided by financing activities for the fiscal year ended December 31, 2008.  We raised $3,325,000 through the sale of promissory notes payable and warrants during 2009. We also received $4,433,590 from the exercise of warrants in the year ended December 31, 2009.

General

Cash and cash equivalents at December 31, 2009 increased by approximately 83.6% to $13,486,429, from $7,343,588 at December 31, 2008. Working capital increased from approximately $10.5 million at December 31, 2008, to approximately $17.6 million at December 31, 2009, including cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2009. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

We believe that a lack of adequate production capacity has been a significant impediment to our ability to increase our revenue in recent years.  Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. Management plans to achieve this strategy by increasing our production capacity with introduction of our new production facility, sales staff, and advertising expenditures.

In July 2008, we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC. The first phase of this project has cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. Upon completion of the first phase, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually. We anticipate that production at this new facility will commence in the second quarter of fiscal 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future.  In the second phase, a second production line may be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We believe the cost to add a second production line would be an additional $15.0 million.

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

In fiscal 2009, we raised approximately $3.3 million through the sale of promissory notes payable and warrants, and approximately $4.4 million from the exercise of warrants, as follows.

•
On March 2, 2009, we closed our offer, pursuant to which the holders of the October 2007 Warrants had the opportunity to tender their October 2007 Warrants for shares of our common stock at a reduced exercise prices (the “First Warrant Tender Offer”). In connection with the First Warrant Tender Offer, we received gross proceeds of approximately $758,000.

•
On August 13, 2009, we closed our second offer, pursuant to which the holders of the October 2007 Warrants had the opportunity to tender their October 2007 Warrants for shares of our common stock at a reduced exercise prices (the “Second Warrant Tender Offer”).  On August 14, 2009, the warrant holders that participated in the Second Warrant Tender Offer exercised all of the amended warrants they received in connection therewith, at an exercise price of $1.63 per share. As a result, we received gross proceeds of $3,675,000.

•	On November 30, 2009, we borrowed $1,750,000 through the November 2009 Term Loan from the Lender.

•	On December 24, 2009, we consummated the December 2009 Note Offering pursuant to which we received net proceeds of $1,540,000.

We used the proceeds we received from the First Warrant Tender Offer, Second Warrant Tender Offer, November 2009 Term Loan and December 2009 Note Offering for the construction and equipping of our new production facility, to pay expenses related to these transactions, and for general working capital purposes. We anticipate that production at this new facility will commence in the second quarter of fiscal 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Following the completion of the first production line of our new facility, we plan to add a second production line, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We believe it will cost approximately $15.0 million to add a second production line.  We currently have no sources for the additional financing we may need to add a second production line at our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition to constructing our new production facility, we have purchased an office building located in Heilongjiang Province, PRC, for approximately $1.8 million, serves as our corporate headquarters. The purchase price of this building was paid out of our retained earnings.

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts through out the year. We spent approximately $4.5 million, $5.4 million and $3.0 million on advertising and promotion in fiscal 2009, 2008 and 2007, respectively. We currently expect to spend an aggregate of approximately $6.0 million on advertising and promotion in fiscal 2010. This will still fall within our standard budget for advertising and promotion of 8%-12% of total revenues.  The funds for advertising and promotion will generally come out of our earnings.

Management will also consider making strategic acquisitions if there are good opportunities in the marketplace. However, revenue from acquisitions has not been included in our planned growth.

Registration Rights and Liquidated Damages

In connection with the October 2007 Private Placements, we entered into Registration Rights Agreements with the October 2007 Investors, pursuant to which we agreed that within thirty (30) business days of the respective closing date (the “Filing Date”), we would file a registration statement with the SEC (the “Registration Statement”) covering the resale of (i) the shares of common stock purchased in the October 2007 Private Placements (the “Purchased Shares”), and (ii) the common stock issuable upon exercise of the October 2007 Warrants (collectively (i) and (ii), the “Registrable Securities”). Further, we agreed to use our best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144.

Pursuant to the Registration Rights Agreements, we were required to pay liquidated damages to the holders of the Purchased Shares if (i) we failed to file the Registration Statement on or before the Filing Date, (ii) the SEC did not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the SEC) (the “Effectiveness Date”), (iii) we failed to request acceleration of effectiveness within five (5) business days of a notice of no further review from the SEC, (iv) we failed to respond to the SEC within ten (10) business days of receipt by us of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if we suspend the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if we suspend in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders us unable to comply with SEC requirements, or (B) for more than ninety (60) days in any period of 365 consecutive days for any reason. The liquidated damages accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the October 2007 Investors for units of our securities purchase in the October 2007 Private Placements for each thirty (30) day period during which a registration default is continuing; provided, however, that (i) we would not be liable for liquidated damages with respect to any warrants or shares of common stock underlying the warrants, and (ii) in no event would we be liable for liquidated damages in excess of 1.5% of the aggregate purchase price of the securities purchased in the October Offerings in any 30 day period, and (iii) the maximum aggregate liquidated damages payable to any of the October 2007 Investors shall be 20% of the aggregate purchase price paid by such purchaser.  The Registration Rights Agreements further required that if we failed to pay any partial liquidated damages in full within seven days after the date payable, we will pay interest thereon at a rate of 15% per annum, until such amounts, plus all such interest thereon, are paid in full.

We did not satisfy these registration requirements and, as a result, accrued a total of $1,201,998 in liquidated damages and $172,900 in interest.  As of October 5, 2009, we issued an aggregate of 775,833 shares in full payment of the liquidated damages and interest, as further described in “— Recent Developments — Payment of Liquidated Damages” above.

On January 28, 2010, a Registration Statement we filed to register the Registrable Securities for resale was declared effective by the SEC.

Put/Call Agreements

In October 2007, we entered into agreements (the “Put/Call Agreements”) with certain shareholders of ours (the “Put/Call Shareholders”). Pursuant to the Put/Call Agreements, we had an option to repurchase an aggregate of 1,944,444 shares of our common stock (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions were met (the “Call Option Conditions”):

•
either (a) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares had been declared effective by the SEC, and had been kept continuously effective by us, or (b) all of the Put/Call Shares were available for sale without registration pursuant to Rule 144; and

•
the closing price of a share of our common stock as traded on the OTCBB (or such other exchange or stock market on which the common stock may be listed or quoted) equaled or exceeded $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date notice of exercise of a Call Option was given by us.

In addition, pursuant to the Put/Call Agreements, the Put/Call Shareholders had the right to cause us to repurchase the Put/Call Shares (the “Put Right”), for a price of $1.63 per share (the “Put Purchase Price”), if:

•	we failed to exercise our Call Option within ten (10) days of a date on which all of the Call Option Conditions had been met; or

•	we consummated a private offering of our securities of $5,000,000 or greater (a “Qualified Offering”); or

•	we failed to consummate a Qualified Offering on or prior to October 9, 2009 (each of the aforementioned conditions, a “Put Right Trigger”).

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

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in Risk Factors on page 5 for more information.

Warrants

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 7,395,598 shares of our common stock, of which:

•	373,334 are exercisable at a price of $0.75 per share (all of which will expire if not exercised on or prior to April 6, 2010);

•	499,522 are exercisable at a price of $1.20 per share (all of which will expire if not exercised on or prior to April 6, 2010);

•	833,811 are exercisable at a price of $1.50 per share;

•	2,333,297 are exercisable at a price of $1.63 per share (184,049 of which will expire if not exercised on or prior to April 6, 2010);

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	2,405,119 are exercisable at a price of $3.26 per share.

If all of the warrants are exercised at their reduced exercise prices, we will receive gross proceeds of approximately $15.8 million, although there can be no assurance that any of these warrants will be exercised.

We also have an additional 758,929 warrants, which may become exercisable at a price of $1.68 per share if certain conditions are met by June 30, 2010.

Promissory Notes

The Amended June 2008 Notes

The Amended June 2008 Notes have an aggregate principal balance of $2,573,301, which bears interest at a rate of 10% until Amended June 2008 Notes become due and payable on December 31, 2010. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the Amended June 2008 Notes at any time without penalty, upon 15 days prior written notice. Each holder of the Amended June 2008 Notes has the right to be prepaid any amounts due under his, her or its Amended June 2008 Notes from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more.  So long as we have any obligation under the Amended June 2008 Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under each Amended June 2008 Note if: (a) we fail to pay principal or interest when due on the Amended June 2008 Note; (b) we breach any material covenant or other material term or condition contained in the Amended June 2008 Note or securities purchase agreement entered into in connection with the June 2008 Offering, as amended (the “June Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the Amended June 2008 Notes or the June Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the NYSE Amex Equities. Upon the occurrence of any Event of Default under a Amended June 2008 Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the Amended June 2008 Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the June 2008 Note or any other right or remedy afforded by law.  Our repayment of amounts due under the Amended June 2008 Notes is secured by a pledge of an aggregate of 3,157,425 shares of our common stock of the Company beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

The Amended November 2008 Note

The Amended November 2008 Note has a principal balance of $500,000, and bears interest at a rate of 10% until it becomes due and payable on May 10, 2010.  The holder of the Amended November 2008 Note has the right to be prepaid any amounts due under his Amended November 2008 Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more.  Otherwise, the terms and conditions of the Amended November 2008 Note are substantially similar to those of the Amended June 2008 Notes.

The Term Loan Note

The Term Loan Note has a principal balance of $1,750,000.  The interest rate on the Term Loan Note is 10% per annum and is payable on maturity. The Term Loan Note has a stated maturity date of November 30, 2010.  Upon the maturity of the Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum (“Default Interest”), until the obligation is paid in full.  Any regular interest or Default Interest not paid when due under the Term Loan Note shall be added to the principal of the Term Loan Note.  We may from time-to-time prepay any amount due under the Term Loan Note, in whole or in part, without penalty.  The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the Lender.

The December 2009 Notes

The December 2009 Notes have an aggregate principal balance of $1,750,000.  The December 2009 Notes bear interest at a rate of 10% until due and payable on December 24, 2010.  Any amount of principal or interest which is not paid when due will bear interest at a rate of 15% per annum.  We may prepay the entire amount due under the December 2009 Notes at any time without penalty, upon 15 days prior written notice; provided, however, in such event the December 2009 Noteholders will be entitled to retain an amount of prepaid interest equal to the greater of (i) the amount accrued as of the prepayment date, and (ii) an aggregate of $105,000.  The December 2009 Noteholders have the right to be prepaid any amounts due under the December 2009 Notes should we consummate certain additional offerings of equity or debt securities.  So long as we have any obligation under the December 2009 Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of our assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in the December 2009 Notes.  Our repayment of amounts due under the December 2009 Notes is secured by a pledge of an aggregate of 5,883,329 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time.  In addition, the Notes we issued in the Note Offering, further described in “— Recent Developments — Sale of Notes and Warrants” above, contain restrictive covenants on our payment of dividends, as further described in “Description of Securities — Promissory Notes” above.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of December 31, 2009, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment purchase	$1,590,304	$1,590,304	—	—	—
Debt Obligations	7,258,451	7,258,451	—	—	—
Operating leases	276,256	157,328	118,928	—	—
Total:	$9,125,011	$9,006,083	118,928	—	—

Critical Accounting Policies and Estimates

We have established various accounting policies that govern the application of accounting principles generally accepted in the U.S., which were utilized in the preparation of our financial statements.  Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities.  Management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

While our significant accounting policies are more fully described in Note 3 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Long Lived Assets

Our long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”,  and FASB ASC Topic 205 “ Presentation of Financial Statements ”.  We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Through December 31, 2009, we had not experienced impairment losses on our long-lived assets. However, there can be no assurances that demand for our products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

Revenue is recognized in when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of December 31, 2009, we had no sales or contracts that included multiple deliverables that would fall under accounting guidance.

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity

In accordance with accounting guidance FASB Topic ASC 825, we account for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets.  Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable.  As of December 31, 2009 and 2008, there were no financial instruments recorded as liability.

Share-based compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity ” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

There was $265,825 and $0 share-based compensation in the years ended December 31, 2009 and 2008.

Recent accounting pronouncements

Refer to Note 3 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K, which discusses new accounting pronouncements we adopted during 2009, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements for the years ended December 31, 2009 and 2008 (see pages F-1 through F-43 hereof).

EMERALD DAIRY INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

CONTENTS

Independent Auditors’ Report of Windes & McClaughry Accountancy Corporation	F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income	F-5

Consolidated Statements of Cash Flows	F-6

Footnotes to Consolidated Financial Statements	F-7 - F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Emerald Dairy, Inc.:

We have audited the accompanying consolidated balance sheets of Emerald Dairy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and accumulated other comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2009. Emerald Dairy, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Dairy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows the each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry Accountancy Corporation
Long Beach, California
March 31, 2010

Emerald Dairy Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2009

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$13,486,429	$7,343,588
Trade accounts receivable,net	7,223,016	6,146,228
Inventory, net	1,298,488	883,233
Advances to equipment supplier	3,710,707	3,712,883
Advances to suppliers and other receivables	1,221,151	549,835
Deposits	71,598	74,614
Total current assets	27,011,389	18,710,381

Property, plant and equipment
Property, plant and equipment, net	5,946,330	6,101,566
Contruction in progress	8,772,931	2,482,339
	14,719,261	8,583,905

Intangible assets, net	1,341,534	1,380,089

	$43,072,184	$28,674,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,308,866	$3,264,066
Accrued expenses	608,932	1,387,881
Notes payable, net of debt discount of $729,830 and $87,888 at December 31, 2009 and 2008, respectively	5,843,472	2,662,112
Advances from employees	-	248,424
Taxes payable	704,056	480,435
Loan from shareholder	210,142	210,265
Total current liabilities	9,675,468	8,253,183

Commitments and Contingencies (Note 21)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 34,890,267 and 31,243,776 issued and outstanding at December 31, 2009 and 2008, respectively)	34,890	31,244
Treasury Stock (1,944,444 shares at December 31, 2009 and 2008, respectively)	(1,944)	(1,944)
Additional paid-in capital	17,003,093	8,225,922
Retained earnings (of which $1,834,742 and $1,314,861 are restricted at December 31, 2009 and 2008, respectively, for common welfare reserves)	14,318,425	10,106,402
Accumulated other comprehensive income	2,042,252	2,059,568
Total stockholders' equity	33,396,716	20,421,192

	$43,072,184	$28,674,375

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

Sales	$44,729,276	$44,325,179

Cost of Goods Sold	24,056,601	26,546,291

Gross Profit	20,672,675	17,778,888

Operating Expenses
Selling expenses	10,047,861	10,602,185
Administrative expenses	3,271,892	3,494,733
Depreciation and amortization	178,281	113,660
Total operating expenses	13,498,034	14,210,578

Other Income (Expense)
Interest income	6,187	13,041
Interest expense	(236,226)	(426,646)
Loss on extinguishment of debt	(1,405,052)	-
Total other income (expense)	(1,635,091)	(413,605)

Net Income Before Provision for Income Tax	5,539,550	3,154,705

Provision for Income Taxes
Current	1,327,527	840,198
	1,327,527	840,198

Net Income	$4,212,023	$2,314,507

Basic Earnings Per Share	$0.14	$0.08

Basic Weighted Average Shares Outstanding	30,661,333	29,299,332

Diluted Earnings Per Share	$0.14	$0.08

Diluted Weighted Average Shares Outstanding	31,001,248	29,518,067

The Components of Other Comprehensive Income
Net Income	$4,212,023	$2,314,507
Foreign currency translation adjustment	(26,236)	1,767,982
Income tax related to other comprehensive income	8,920	(601,114)

Comprehensive Income	$4,194,707	$3,481,375

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income
For the Years Ended December 31, 2009 and 2008

	Common Stock					Accumulated
	Number			Additional		Other	Total
	of	Par	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Value	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2007	31,241,276	$31,241	$(1,944)	$4,666,244	$7,791,895	$892,700	$13,380,136

Transfer agent correction of shares	2,500	3	-	(3)	-	-	-
Warrants issued as loan discount	-	-	-	305,163	-	-	305,163
Warrants issued for issuance costs	-	-	-	85,074	-	-	85,074
Termination of Put/Call agreement				3,169,444			3,169,444
Foreign currency translation adjustment, net of tax	-	-	-	-	-	1,166,868	1,166,868
Net income for the year ended December 31, 2008	-	-	-	-	2,314,507	-	2,314,507

Balance at December 31, 2008	31,243,776	31,244	(1,944)	8,225,922	10,106,402	2,059,568	20,421,192

Warrants exercised	2,614,222	2,614	-	4,430,977	-	-	4,433,591
Stock option expense	-	-	-	265,825	-	-	265,825
Stock issued for services	256,436	256	-	426,048	-	-	426,304
Stock issued for liquidated damages	775,833	776	-	1,374,111	-	-	1,374,887
Warrants issued for services	-	-	-	302,083	-	-	302,083
Warrants issued as loan discount	-	-	-	1,974,152	-	-	1,974,152
Modifcation of warrants	-	-	-	3,975	-	-	3,975
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(17,316)	(17,316)
Net income for the Year ended	-	-
December 31, 2009	-	-	-	-	4,212,023	-	4,212,023

Balance at December 31, 2009	34,890,267	$34,890	$(1,944)	$17,003,093	$14,318,425	$2,042,252	$33,396,716

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net Income	$4,212,023	$2,314,507
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	538,626	438,521
Amortization of loan discount	102,159	217,275
Loss on extinquishment of debt	1,405,052	-
Capitalized interest	(552,683)	(89,868)
Stock issued for services	66,304	-
Warrants modified for services	3,975	-
Warrants issued for loan costs	302,083	-
Incentive stock options	265,825	-
Net change in assets and liabilities
Trade accounts receivable	(1,080,391)	(716,373)
Inventory	(415,773)	182,562
Advances to suppliers and other receivables	(311,638)	346,398
Deposits	2,972	1,459,633
Accounts payable	(953,286)	998,946
Accrued expenses	920,053	1,101,309
Advances from employees	(248,278)	(72,929)
Taxes payable	223,903	146,629

Net cash provided by operating activities	4,480,926	6,326,610

Cash flows from investing activities
Deposit on equipment purchase	-	(3,712,883)
Construction in progress	(5,739,364)	(2,392,471)
Purchases of fixed assets and intangibles	(349,244)	(2,411,832)

Net cash used in investing activities	(6,088,608)	(8,517,186)

Cash flows from financing activities
	-	-
Exercise of warrants	4,433,591	-
Repayments of notes payable	-	(291,874)
Advances on notes payable	3,325,000	2,750,000

Net cash provided by (used in) financing activities	7,758,591	2,458,126

Effect of exchange rate	(8,068)	515,107

Net increase in cash	6,142,841	782,657

Cash and cash equivalents at beginning of period	7,343,588	6,560,931

Cash and cash equivalents at end of period	$13,486,429	$7,343,588

Supplemental disclosure of cash flow information

Interest paid	$-	$1,295

Enterprise incomes taxes paid	$-	$629,515

Supplemental disclosure of noncash investing and financing activities
Warrants issued as loan discount	$569,100	$305,163
Warrants issued as loan issuance costs	$302,083	$85,074
Warrants issued on extinguishment of debt	$1,405,052	$-
Stock issued for services	$426,304	$-

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

1.      Description of Business

Emerald Dairy, Inc. (the “Company”), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”) through its wholly owned subsidiaries.

American International Dairy Holdings, Inc. (“AIDH”), a Nevada corporation, was formed in 2005 for the purpose of acquiring the stock in Heilongjiang Xing An Ling Dairy, Co. On May 30, 2005, AIDH, pursuant to the Share Transfer Agreement acquired Heilongjiang Xing An Ling Dairy Co. Limited, (“XAL”) a corporation formed on September 8, 2003 in Heilongjiang Providence, PRC. This transaction was treated as a recapitalization of XAL for financial reporting purposes. The effect of this recapitalization was rolled back to the inception of XAL for financial reporting purposes.

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

 On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), under the laws of the PRC.  In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC.  It is anticipated that HXD will engage in the manufacture of the Company's milk, soybean and rice powder products at this new facility.

2.      Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”).

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 .  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

The Company operates in one operating segment in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting.”  Our CEO has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph “Foreign Currency” below).

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

2.      Basis of Preparation of Financial Statements (Continued)

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AIDH, XAL, LvBao and HXD. All inter-company transactions and balances have been eliminated in consolidation.

Effective beginning second quarter 2009, the FASB Topic 810, “Consolidation Topic”, revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  In addition this statement requires net income from noncontrolling minority interest to be shown separately on the consolidated statements of operations and comprehensive income.  As the Company has no noncontrolling interest at December 31, 2009, this change did not have an impact on the Company’s consolidated financial statements.

3.      Summary of Significant Accounting Policies

Use of Estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

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

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2009, $161,628 in U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

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

The cost of inventory comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. The costs of conversion of inventory include fixed and variable production overheads, taking into account the stage of completion.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

Trade Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and 2008 there was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for 2009 and 2008, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Expenditures for renewals and betterments are capitalized, while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

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

Long Lived Assets - The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”,  and FASB ASC Topic 205 “ Presentation of Financial Statements ”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of December 31, 2009, the Company has incurred and capitalized into construction-in-progress $8,130,380 of construction costs and $642,551 of capitalized interest.  The estimated cost to be incurred in 2010 to complete the project is approximately $7,228,000.

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for 2009 and 2008 is as follows:

	2009	2008
Interest cost capitalized	$552,683	$89,868
Interest cost charged to income	236,226	426,646
	$788,909	$516,514

Foreign Currency - The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $(17,316) and $1,166,868, for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the exchange rate was 6.827 Yuan and 6.823 Yuan per U.S. Dollar, respectively.

Revenue Recognition - Revenue is recognized in when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of December 31, 2009, the Company has no sales or contracts that included multiple deliverables that would fall under accounting guidance.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

Advertising - The Company expenses advertising costs the first time the respective advertising takes place. These costs were included in selling expenses. The total advertising expenses incurred for the years ended December 31, 2009 and 2008 were $984,907 and $3,438,187, respectively.

Product Display Fees - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. The Company has reduced sales by the amounts paid under these agreements. For the years ended December 31, 2009 and 2008, these totaled $1,566,726 and $1,339,735, respectively.

Shipping and Handling Costs - The Company's shipping and handling costs are included in cost of sales for all periods presented.

Earnings Per Share - Basic net earnings per common stock is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common stock outstanding during the period. Diluted net earnings per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•	warrants.,
•	employee stock options, and
•	other equity awards, which include long-term incentive awards.

The FASB Topic ASC 260, “Earnings Per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday (See Note 12) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprise at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a “Wholly Foreign Owned Enterprise. On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

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

A provision has not been made at December 31, 2009 for U.S. or additional foreign withholding taxes on approximately $22,212,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

In 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance which clarified prior accounting guidance by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted this accounting guidance effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows. Generally, years beginning after fiscal 2006, the Company is open to examination by PRC and U.S. taxing authorities.

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

Warrants - The Company evaluates its warrants on an ongoing basis considering the accounting guidance of FASB Topic ASC 825, which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments. The warrants are evaluated considering the accounting guidance of FASB Topic ASC 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity - In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. As of December 31, 2009 and 2008, there were no financial instruments recorded as liability.

Retirement Benefit Costs - According to the PRC regulations on pensions, the Company contributes to a defined contribution retirement program organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this program.

Comprehensive Income - Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represent the activity for a period net of related tax and were $(17,316) and $1,166,868 for the year ended December 31, 2009 and 2008, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $2,042,252 and $2,059,568 as of December 31, 2009 and 2008, respectively.

Share-based Compensation - For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity ” and FASB ASC Topic 718, “Compensation — Stock Compensation,” the Company performs an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

There was $265,825 and $0 share-based compensation in the years ended December 31, 2009 and 2008.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments - The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2009 and 2008 the fair value of cash, trade accounts receivable, other receivables, accounts payable, notes payables, and other payable approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Fair Value Measurements - Effective April 1, 2009, the FASB ASC Topic 825, “Financial Instruments,” requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

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

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at December 31, 2009.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

3.      Summary of Significant Accounting Policies (Continued)

Accounting Pronouncements

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

 In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities,  including removing the concept of qualified special purpose entities.   This guidance must be applied to transfers occurring on or after the effective date. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

4.      Concentrations of Business and Credit Risk

The Company conducts all of its primary trade in the PRC.  There can be no assurance that the Company will be able to successfully conduct its trade, and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of December 31, 2009 $161,628 of the U.S. cash balances are in excess of insured amounts.

Milk powder is historically 75% to 80% of the Company’s total sales. Dairy product consumption in China has historically been lower than in many other countries in the world.  Growing interest in milk products in China is a relatively recent phenomenon which makes the market for the Company’s products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of the Company’s products in particular.  There is substantial risk that the market may not accept or be receptive to the Company’s products.  Market acceptance of the Company’s current and proposed products will depend, in large part, upon its ability to inform potential customers that the distinctive characteristics of the Company’s products make them superior to competitive products and justify their pricing.  The Company’s current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit our revenues and profitability.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the Chinese RMB.

Recently, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China. On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. The Company passed the emergency inspection and was not included on AQSIQ’s list. Although the Company believes that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for its products, the Company can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to its products, will not lead to decreased demand for milk powder products produced within China, thereby having a material adverse effect on the Company’s business.

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

For the years ended December 31, 2009 and 2008, no single customer accounted for 10% or more of sales revenues.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

4.      Concentrations of Business and Credit Risk (Continued)

As of December 31, 2009, the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time as an uninsured loss has occurred.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements for the two years ended December 31, 2009 and 2008.

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2009 and 2008

	2009	2008
Current assets:
Cash	$661,628	$169,324
Prepaid loan costs	828,725	69,919
Prepaid expenses	-	10,750

Total current assets	1,490,353	249,993

Property and equipment, net	11,785	2,834

Investment in subsidiaries, reported on equity method	38,238,709	24,376,090

Total assets	$39,740,847	$24,628,917

Current liabilities:
Accounts payable and accrued expenses	$500,659	$1,545,613
Notes payable, net of debt discount of $729,830 and $87,888 at December 31, 2009 and 2008, respectively	5,843,472	2,662,112

Total current liabilities	6,344,131	4,207,725

Stockholders' equity:
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2009	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 34,890,267 and 31,243,776 shares issued and outstanding December 31, 2009 and 2008	34,890	31,244
Treasury stock (1,944,444 shares at December 31, 2009 and 2008)	(1,944)	(1,944)
Additional paid-in capital	17,003,093	8,225,922
Accumulated other comprehensive income	2,042,252	2,059,568
Retained earnings	14,318,425	10,106,402
Total stockholders' equity	33,396,716	20,421,192
Total liabilities and stockholders' equity	$39,740,847	$24,628,917

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

4.      Concentrations of Business and Credit Risk (Continued)

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

SALES	$—	$—
OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	2,475,944	2,529,024

Loss from operations	(2,475,944)	(2,529,024)

OTHER INCOME (EXPENSE):
Interest income	1,993	8,596
Interest expense	(236,226)	(425,351)
Loss on extinguishment of debt	(1,405,052)	—
Equity in earnings of unconsolidated subsidiaries	8,327,252	5,260,286

INCOME BEFORE INCOME TAXES	4,212,023	2,314,507

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	—	—

NET INCOME	$4,212,023	$2,314,507

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

4.      Concentrations of Business and Credit Risk (Continued)

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$4,212,023	$2,314,507
Adjustments to reconcile net income to operating activities -
Less : Equity in earnings of unconsolidated subsidiaries	(8,327,252)	(5,260,286)
Depreciation	1,148	443
Amortization of loan discount	102,159	217,275
Loss on extinguishment of debt	1,405,052	-
Capitalized interest	(552,683)	-
Stock issued for services	66,304	-
Warrants modified for services	302,083	-
Warrants issued for loan costs	3,975	-
Incentive stock option expense	265,825	-
Net change in assets and liabilities
Prepaid expenses	(388,056)	4,405
Accounts payable and accrued expenses	653,234	1,330,314
Net cash used in operating activities	(2,256,188)	(1,393,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,099)	(1,160)
Investments in subsidiaries	(5,000,000)	(2,012,365)
Net cash used in investing activities	(5,010,099)	(2,013,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	4,433,591	-
Advances on notes payable	3,325,000	2,750,000
Net cash provided by financing activities	7,758,591	2,750,000

Effect of exchange rate change on cash and cash equivalents	—	—

NET DECREASE IN CASH AND EQUIVALENTS	(492,304)	(656,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,324	826,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$661,628	169,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

4.      Concentrations of Business and Credit Risk (Continued)

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

5.      Inventory

As of December 31, 2009 and 2008 inventory consists of the following:

	2009	2008
Raw materials	$689,984	$557,128
Work-in-process	579,806	299,931
Finished goods	20,365	17,305
Repair parts	8,333	8,869
	$1,298,488	$883,233

6.      Advances to equipment supplier

As of December 31, 2009 and 2008 advances to equipment supplier consisted of $3,710,707 and $3,712,883, respectively, in advances on a contract to purchase equipment from a supplier for the second processing facility under construction.  The $1,590,303 remaining on the contract will be due when the equipment is installed during 2010.

7.      Advances to suppliers and other receivables

As of December 31, 2009 and 2008, advances to suppliers and other receivables consist of the following:

	2009	2008
Advances to milk suppliers	$368,566	$388,406
Other Receivables	-	-
Advances to staff	15,496	76,712
Prepaid loan costs	828,725	69,919
Prepaid expenses	8,364	14,798
	$1,221,151	$549,835

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

8.      Deposits

As of December 31, 2009 and 2008, deposits consist of the following:

	2009	2008
Deposit on contract	71,598	74,614
	$71,598	$74,614

During the year ended December 31, 2008 the $1,101,370 deposit on the building the Company purchased to serve as its corporate headquarters was transferred to property, plant and equipment upon completion of the purchase of the building and the $539,725 deposit on the new facility site was transferred to intangible assets when the land use right agreement was completed.  During the year ended December 31, 2009 and 2008, $74,614 and $1,459,633, respectively, of the advertising contract was completed and was recorded as advertising expense.

9.      Property, Plant, and Equipment

As of December 31, 2009 and 2008, Property, Plant, and Equipment consist of the following:

	2009	2008
Building	$3,767,984	$3,704,971
Plant and Machinery	3,227,110	2,972,883
Motor vehicles	526,597	526,906
Dairy cows	253,439	242,102
Office equipment	76,616	59,739
	7,851,746	7,506,601
Less: Accumulated depreciation	(1,905,416)	(1,405,035)
	$5,946,330	$6,101,566

Depreciation expenses totaled $500,903 and $409,563 for the years ended December 31, 2009 and 2008, respectively, of which $322,718 and $323,457 were included as a component of cost of goods sold for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2008 a deposit on the new building of $1,101,370 was transferred to property, plant and equipment upon completion of the purchase of the office building and the Company commenced depreciation at such time.

10.   Construction in progress

	December 31, 2009	December 31, 2008
Construction in progress	$8,772,931	$2,482,339

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

11.   Intangible Assets

	December 31, 2009	December 31, 2008
Land use rights	$1,355,589	$1,356,384
Patents	53,171	53,202
	1,408,760	1,409,586
Less: Accumulated amortization	(67,226)	(29,497)
	$1,341,534	$1,380,089

For the years ended December 31, 2009 and 2008, amortization expenses totaled $37,723 and $28,958, respectively.  Amortization expense is estimated to be $37,723 for each of the next five years.

12.   Income Taxes

On May 30, 2005, AIDH executed a Share Transfer Agreement with XAL, a corporation organized and existing under the laws of the PRC. XAL applied to be as a foreign invested company right after the share transfer, which business license has been approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, there is a total income tax exemption for 2 years followed by a 50% reduction for 3 years applicable to foreign invested companies, Advanced Technology Companies or Software Development Companies. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006 the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years.

LvBao is currently subject to the Enterprise income tax of 33%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Year Ended December 31,
	2009	2008
U.S. Operations	$(4,115,258)	$(2,945,700)
Chinese Operations	9,654,808	6,100,000
	$5,539,550	$3,154,700

The components of the provision for income taxes are approximately as follows:

	Year Ended December 31,
	2009	2008
Federal, State and Local	$-	$-
People’s Republic of China -Federal and Local	1,327,500	840,200
	$1,327,500	$840,200

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

12.   Income Taxes (Continued)

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2009	2008
Income tax provision at Federal statutory rate	$1,883,400	1,072,600
State income taxes, net of Federal benefit	-	189,300
U.S. tax rate in excess of foreign tax rate	(868,900)	(427,000)
Abatement of foreign income taxes	(1,086,200)	(1,161,200)
Increase in valuation allowance	1,399,200	1,166,500
Tax provision	$1,327,500	$840,200

The Company had a U.S. net operating loss carryforward of approximately $6,285,000 as of December 31, 2009 which expires in 2029. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of December 31, 2009.

The change in the valuation allowance as of December 31, 2009 and 2008 was $1,314,100 and $1,166,500, respectively.

The effects of the tax exemption per share were as follows:

	Year Ended December 31,
	2009	2008
Tax savings	$1,086,200	$1,161,200
Benefit per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Had the tax exemption not been in place for the years ended December 31, 2009 and 2008, the Company estimates the following proforma financial statement impact:

	Year Ended December 31,
	2009	2008
Net income before tax provision, as reported	$5,539,550	$3,154,700
Less Tax provision not exempted	1,327,500	840,200
Less Tax provision exempted	1,086,200	1,161,200
Proforma Net income	$3,125,850	$1,153,300
Proforma Net income per share
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

13.   Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the years ended December 31, 2009 and 2008, respectively, the Company contributed $151,051 and $172,622 in pension contributions.

14.   Accrued Expenses

At December 31, 2009 and 2008 accrued expenses consisted of:

	2009	2008
Liquidated damages	$-	$1,201,998
Accrued payroll	306,011	56,404
Accrued interest	71,570	105,287
Economic development advance	43,943	-
Accrued insurance	187,408	24,192
	$608,932	$1,387,881

15.   Notes Payable

June 2008 Notes Payable

In June 2008 the Company sold 8% promissory notes maturing December 31, 2008 and three-year warrants to purchase 225,000 shares of common stock at an exercise price of $2.61 for $2,250,000.  Any amount of principal or interest outstanding after December 31, 2008 will bear interest at a rate of 12%. In accordance with accounting guidance the proceeds from issuance of the notes were allocated to the notes and warrants based upon their relative fair values. This allocation resulted in allocating $210,600 to the warrants to be treated as loan discount to be amortized over the life of the notes. During the year ended December 31, 2008, $210,600 of the loan discount was amortized to interest expense. The following assumptions were used to calculate the fair value of the warrants using the Black - Scholes Model

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

15.   Notes Payable (Continued)

In connection with the sale of the notes the Company paid a placement agent $122,500 in fees and delivered 45,000 three-year warrants to purchase 45,000 shares of common stock at an exercise price of $2.61. The warrants were valued at $46,507 using a Black-Scholes Model and together with the fee were treated as deferred issuance costs to be amortized over the life of the notes. Amortization of the deferred issuance costs for the year ended December 31, 2008 was $169,007.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	118.01%
Risk-free interest rate	3.35%
Expected life	3 years
Stock price	$1.63
Exercise price	$2.61

In connection with the sale of the June 20, 2008 notes the Company paid legal fees of $15,000 that were treated as deferred issuance costs and are being amortized to interest expense over the life of the notes.

On December 31, 2008 the Company and the note holders entered into an agreement, pursuant to which:

•	the maturity date of each note was extended from December 31, 2008 to December 31, 2009;

•	as of December 31, 2008, the initial interest rate of the notes of 8% per annum was increased to 10% per annum;

•
activities related to the completion of the construction of the Company’s new production facility were carved out of the noteholders’ “Prepayment Option” and requirement for the Company to obtain the noteholders’ written consent for certain additional borrowings;

•	The expiration date of the warrants was extended from the third anniversary of their original issue date to the fifth anniversary of their original issue date; and

•	The exercise price of the warrants was reduced from $2.61 to $1.63.

In accordance with accounting guidance the Company evaluated the present value of the cash flows under the terms of the amended debt instrument to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment and the amended debt instrument should be initially recorded at fair value which was determined to be $2,209,887 with the discount to be amortized over the remaining life of the note. No debt extinguishment gain was recorded as the gain was offset by the value of the change in the warrants as computed.

As per accounting guidance the difference in the value of the warrants before and after the change in terms should be recorded as costs provided to the creditor.  The difference in the value was calculated to be $40,113, which was recorded as a loan discount and was amortized over during the year ended December 31, 2009 to interest expense.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

15.   Notes Payable (Continued)

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

The fair value of the warrants as of December 31, 2008 after modification of the terms was calculated to be $131,304.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	149.89%
Risk-free interest rate	1.0%
Expected life	4.45 years
Stock price	$0.70
Exercise price	$1.63

On December 31, 2009 the Company and the note holders entered into an agreement, pursuant to which:

•	the Maturity Date of each note was extended from December 31, 2009 to December 31, 2010;

•	Accrued interest of $323,301.39 was added to the outstanding principal amount;

•	Three year warrants to purchase 789,356 shares of the Company’s common stock at an exercise price of $1.63 per share were issued for extension of the notes;

•	The Company’s Chief Executive Officer pledged 3,157,425 shares of common stock as security for the Company’s payment obligations under the notes; and

•	200,000 shares of restricted common stock were issued to a placement agent for assistance in the extension of the notes.

In accordance with accounting guidance the Company evaluated the present value of the cash flows under the terms of the amended debt instrument to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment and the amended debt instrument should be initially recorded at fair value which was determined to be $2,573,301 with the loss on debt extinguishment being calculated as follows:

Recorded value of note and accrued interest	$2,573,301
Less:
Fair value of amended notes	(2,573,301)
Fair value of warrants	(1,237,378)

Loss on extinguishment of debt	$(1,237,378)

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

15.   Notes Payable (Continued)

The fair value of the warrants issued on December 31, 2009 was calculated to be $1,237,378. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	170.83%
Risk-free interest rate	1.57%
Expected life	3 years
Stock price	$1.80
Exercise price	$1.63

The fair value of the common stock issued to the placement agent was based on the quoted closing price of $1.80 per share as of December 31, 2009 for a fair value of $360,000.  The fair value was recorded as prepaid loan costs to be amortized over the remaining life of the notes.

November 2008 Notes Payable

In November 2008 the Company sold 10% promissory notes maturing November 10, 2009 and three-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.61 for $500,000.  Pursuant to the provisions of the notes, any amount of principal or interest outstanding after November 30, 2008 would bear interest at a rate of 12%. In accordance with accounting guidance the proceeds from issuance of the notes were allocated to the notes and warrants based upon their relative fair values. This allocation resulted in allocating $54,450 to the warrants to be treated as loan discount to be amortized to interest expense over the life of the notes. During the year ended December 31, 2009 and 2008, $47,775 and $6,675, respectively, of the loan discount was amortized to interest expense.

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

In connection with the sale of the notes the Company paid a placement agent $40,000 in fees and delivered 25,000 three-year warrants to purchase 25,000 shares of common stock at an exercise price of $2.61. The warrants were valued at $30,544 using a Black-Scholes Model and together with the fee were treated as deferred issuance costs and recorded in prepaid expenses to be amortized to interest expense over the life of the notes. Amortization of the deferred issuance costs for year ended December 31, 2009 and 2008 was $61,896 and $8,648, respectively.  The following assumptions were used to calculate the fair value of the warrants:

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

15.   Notes payable (Continued)

Dividend yield	0%
Expected volatility	131%
Risk-free interest rate	1.78%
Expected life	3 years
Stock price	$1.75
Exercise price	$2.61

On November 10, 2009, the Company and the note holders entered into an agreement, pursuant to which:

•	the Maturity Date of each note was extended from November 10, 2009 to May 10, 2010;

•	three year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.63 per share were issued for extension of the notes; and

•	a fee was paid to a placement agent for loan costs of $62,761.78.

In accordance with accounting guidance the Company evaluated the present value of the cash flows under the terms of the amended debt instrument to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment and the amended debt instrument should be initially recorded at fair value which was determined to be $500,00 with the loss on debt extinguishment being calculated as follows:

Recorded value of note and accrued interest	$500,000
Less:
Fair value of amended note	(500,000)
Fair value of warrants	(167,674)

Loss on extinguishment of debt	$(167,674)

The fair value of the warrants issued on November 10, 2009 was calculated to be $167,674. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	180.22%
Risk-free interest rate	1.33%
Expected life	3 years
Stock price	$1.88
Exercise price	$1.63

Costs paid to the placement agent of $62,762 have been recorded in prepaid loan costs to be amortized over the remaining term of the notes.

11/30/09 Note Payable

On November 30, 2009 the Company entered into a loan agreement pursuant to which the Company borrowed $1,750,000 at 10% due November 30, 2010.  The Company had loan costs of $303,166 which have been recorded as prepaid loan costs to be amortized over the life of the note.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

15.   Notes Payable (Continued)

12/24/09 Notes Payable

On December 24, 2009 the Company sold 10% promissory notes maturing December 24, 2010 and three-year warrants to purchase 536,809 shares of common stock at an exercise price of $1.63 for $1,750,000.  Any amount of principal or interest outstanding after December 24, 2010 will bear interest at a rate of 12%. In accordance with accounting guidance the proceeds from issuance of the notes were allocated to the notes and warrants based upon their relative fair values. This allocation resulted in allocating $569,100 to the warrants to be treated as loan discount to be amortized over the life of the notes. During the year ended December 31, 2009, $14,270 of the loan discount was amortized to interest expense. The following assumptions were used to calculate the fair value of the warrants using the Black – Scholes Model:

Dividend yield	0%
Expected volatility	171.93%
Risk-free interest rate	1.43%
Expected life	3 years
Stock price	$1.80
Exercise price	$1.63

At the closing the Company paid the investors a closing fee in the aggregate amount of $35,000, and prepaid interest on the notes in the aggregate amount of $175,000.  As a result, the Company received net proceeds of $1,540,000.   The prepaid interest has been recorded as loan discount to be amortized to interest expense over the life of the loan. The closing fee has been recorded as prepaid loan costs to be amortized over the life of the loan.

The Company also paid a placement agent $105,000 in fees related to the notes.  This fee has been record as prepaid loan costs to be amortized over the life of the loan.

The Company’s repayment obligations of amounts due under the notes is secured by a pledge of 5,883,329 shares of common stock of the Company beneficially owned by Yang Yong Shan, the Company’s Chairman, Chief Executive Officer and President.

At December 31, 2009 and 2008 notes payable consisted of the following:

	Year Ended December 31,
	2009	2008
Notes dated June, 2008, due December 31, 2010 with a interest rate of 10%	$2,573,301	$2,209,887
Notes dated November 10, 2008 due May 10, 2010 with a interest rate of 10%	500,000	452,225
Note dated November 30, 2009 due November 30, 2010 with a interest rate of 10%	1,750,000	—
Notes dated December 24, 2009 due December 24, 2010 with a interest rate of 10%, net of debt discount of $729,830	1,020,171	—
	$5,843,472	$2,662,112

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

16.   Put/Call Liability

On October 9, 2007, the Company entered into Put/Call Agreements with two (2) of its stockholders (the “Put/Call Stockholders”), pursuant to which the Put/Call Stockholders granted the Company an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Stockholders (the “Call Option”), for an exercise price of $1.63 per share (the “Call Option Price”), if the following conditions have been met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares has been declared effective by the Securities and Exchange Commission (“Commission”), and has been kept continuously effective by the Company, or (B) all of the Put/Call Shares are available for sale without registration pursuant to Rule 144(k); and

•
The closing price of a share of common stock of the Company as traded on the Over-the-Counter Bulletin Board (or such other exchange or stock market on which the Common Stock may then be listed or quoted) equals or exceeds $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock) for at least ten (10) consecutive trading days immediately preceding the date that a Call Option exercise notice is given by the Company.

Term of the Call Option - the Call Option provided that the Company could only exercise the Call Option by delivering a written notice (a “Call Option Exercise Notice”) to the Put/Call Stockholders within thirty (30) days of such time as all of the Call Option Conditions have been met. The Call Option could have been exercised for all, but not less than all, of the Put/Call Shares. Any repurchase was required to have been consummated within ninety (90) days following the date of the Call Option Exercise Notice.

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

Term of the Put Right - the Put Right provided for the Put/Call Stockholders to exercise their Put Right by giving written notice (“Put Exercise Notice”) of exercise of the Put Right to the Company within thirty (30) days of a Put Right Trigger. The Put/Call Stockholders may only exercise their Put Right as to all, but not less than all, of the Put/Call Shares. Upon exercise of the Put Right by the Shareholder, the repurchase of the Put/Call Shares by the Company was required to have been consummated within ninety (90) days following the date of the Put Exercise Notice.

In accordance with accounting guidance the Company recorded the value of the Put/Call agreement of $3,169,444 as a liability as of October 9, 2007. The value of the Put/Call agreement was based on the fair market value of the underlying common stock of $1.63 at October 9, 2007.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

16.   Put/Call Liability (Continued)

On April 9, 2008, the Company and the Put/Call Stockholders executed a waiver and amendment to the Put/Call Agreements reaffirming that the Put/Call Agreements are still in full force and removing the following provision as a Put Right Trigger:

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

On March 3, 2009 the Company and the Put/Call Stockholders terminated the Put/Call Agreements.

The termination of the Put/Call Agreements was considered a type 1 event due to the culmination of events that started with the waiver executed on April, 9, 2008 and ending with the termination of the Put/Call Agreements on March 3, 2009.  As a type 1 event, the termination provided additional evidence with respect to the valuation of the Put/Call Agreements as of December 31, 2008. As of December 31, 2008, Company reclassified the $3,169,444 value previous recorded from liabilities to additional paid-in capital.

17.   Equity

Registration Rights Agreement

On October 9, 2007 and October 19, 2007, the Company entered into Registration Rights Agreements (each, a “Registration Rights Agreement,” and collectively the “Registration Rights Agreements”) with certain accredited investors,( the “Investors”), pursuant to which it agreed that within thirty (30) business days of the Closing Date (the Filing Date), the Company will file a registration statement (the Registration Statement) with the Commission covering the resale of (i) the shares of common stock purchased in the October 2007 private placements  the Company consummated (collectively, the “Offerings”) (the “Purchased Shares”), and (ii) the common stock issuable upon exercise of the warrants issued in the Offerings (the “Registrable Securities”). Further, the Company agreed to use its best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until two (2) years after the Closing Date, subject to normal and customary blackout periods. After two years the Company’s obligation to keep the Registration Statement effective ends.

Pursuant to the Registration Rights Agreements, the Company was required to pay liquidated damages (payable in cash in arrears at the end of each month during which a registration default occurs and is continuing) to the holders of the Registrable Securities if (i) the Company failed to file the Registration Statement within thirty (30) business days from the Closing Date, (ii) the Commission did not declare the Registration Statement effective within ninety (90) days of the Filing Date (or one hundred eighty (180) days in the event of a review by the Commission) (the “Effectiveness Date”), (iii) the Company failed to request acceleration of effectiveness within five (5) business days of a notice of no further review from the Commission, (iv) the Company failed to respond to the Commission within ten (10) business days of receipt by the Company of any comments on the Registration Statement, or (v) after it has been declared effective, the Registration Statement ceases to be effective or available or if the Company suspends the use of the prospectus forming a part of the Registration Statement (A) for more than thirty (30) days in any period of 365 consecutive days if the Company suspends in reliance on its ability to do so due to the existence of a development that, in the good faith discretion of its board of directors, makes it appropriate to so suspend or which renders the Company unable to comply with SEC requirements, or (B) for more than sixty (60) days in any period of 365 consecutive days for any reason. The liquidated damages will accumulate at the rate of one and one-half percent (1.5%) of the purchase price paid by the investors for the Registrable Securities offered for each thirty (30) day period during which a registration default is continuing.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

17.   Equity (Continued)

Notwithstanding anything to the contrary stated in the Registration Rights Agreements, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).

On January 28, 2010 the registration statement filed with the Commission became effective.

As of October 20, 2008 liquidated damages stopped accruing because the shares covered by the Registration Rights Agreements could be sold under Rule 144 of the Securities Act. There are accrued liquidated damages of $1,201,998 at December 31, 2008, which represents the total damages payable under the agreement to October 20, 2008.  Liquidated damages of  $986,699 were accrued in the year ended December 31, 2008.

Per the Registration Rights Agreements the Company can pay the $1,201,998 in liquidated damages and $172,900 in interest in cash or Company common stock.  The Company issued 775,833 shares of the Company’s common stock for the based on the closing price of the Company’s common stock on October 20, 2008 of $1.80.

Warrants

Information with respect to stock warrants outstanding as of December 31, 2009 are as follows:

Exercise Price	Outstanding December 31, 2008		Granted	Modified, Expired or Exercised	Outstanding December 31, 2009	Expiration Date
$0.94	373,334		-0-	-0-	373,334	10/09/2010
$1.50*	1,333,333		-0-	(1,333,333)	-0-	10/09/2009
$2.04	804,884		-0-	(226,000)	578,884	10/09/2010
$2.04	569,346		-0-	(242,040)	327,306	10/19/2010
$1.63	195,000		-0-	-0-	195,000	6/12/2011
$1.63	75,000		-0-	-0-	75,000	6/20/2011
$1.63	-0-	(a)	97,500	-0-	97,500	12/31/2011
$1.63	-0-	(b)	100,000	-0-	100,000	11/10/2012
$1.63	-0-	(c)	120,000	-0-	120,000	11/30/2012
$1.63	-0-	(d)	536,809	-0-	536,809	12/24/2012
$1.63	-0-	(e)	789,536	-0-	789,536	12/31/2012
$3.26*	2,061,227		-0-	(2,061,227)	-0-	10/09/2009
$3.26*	2,846,746		-0-	(2,846,746)	-0-	10/19/2009
$2.61	75,000		-0-	-0-	75,000	11/10/2011

*	On January 28, 2010 the Company’s registration statement became effective which extended the expiration date of the warrants until August 2011.
(a)	Placement agent warrants issued June 30, 2009
(b)	Issued in connetion with November 10, 2009 of November 2008 notes payable
(c)	Placement agent warrants issued in connection with November 30, 2009 notes payable and extension of November 2008 notes payable
(d)	Issued in connection with December 24, 2009 notes payable
(e)	Issued in connection with December 31, 2009 extension of June 2008 notes payable

As of December 31, 2009 all outstanding warrants are exercisable.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

17.   Equity (Continued)

Modification of Warrants

On March 2, 2009, the Company entered into a Consulting Agreement with a placement agent holding 235,583 warrants, pursuant to which, in consideration for certain consulting services to be provided to the Company by the placement agent, the Company agreed (i) to pay the placement agent a one-time consulting fee of $38,000, and (ii) to reduce the per share exercise price of 235,583 warrants received by the placement agent and its designees  in connection with the private offerings consummated by the Corporation in October 2007, from $2.04 to $1.63.  Pursuant to accounting guidance regarding equity-based payments to non-employees, the Company evaluated the value of the warrants before and after the modification to determine the incremental change in the value of the warrants.

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

Warrant Tender Offers

As of April 24, 2008, the Company commenced an offer (the “First Offer”) to the holders (“Warrantholders”) of its then outstanding warrants, pursuant to which the Warrantholders could tender their Warrants for shares of our Common Stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the First Offer was entitled to exercise some or all of such warrants at $0.75 per share of common stock;

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

17.  Equity (Continued)

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the First Offer was entitled to exercise some or all of such warrants at $1.20 per share of common stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the First Offer was entitled to exercise some or all of such warrants at $1.63 per share of common stock; and

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the First Offer was entitled to exercise some or all of such warrants at $2.61 per share of common stock.

On March 2, 2009, the Company closed on its First Offer to existing warrant holders to exercise their warrants on amended terms. In connection with the First Offer:

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

As of June 19, 2009, the Company commenced an offer (the “Second Offer”) to the holders of its then outstanding warrants, pursuant to which they could tender their warrants for shares of the Company’s common stock at a reduced exercise price as follows:

•	With respect to warrants having an exercise price of $0.94 per share, a holder accepting the Second Offer was entitled to exercise some or all of such warrants at $0.75 per share of common stock;

•	With respect to warrants having an exercise price of $1.50 per share, a holder accepting the Second Offer was entitled to exercise some or all of such warrants at $1.20 per share of common stock;

•	With respect to warrants having an exercise price of $1.63 per share, a holder accepting the Second Offer was entitled to exercise some or all of such warrants at $1.30 per share of common stock;

•	With respect to warrants having an exercise price of $2.04 per share, a holder accepting the Second Offer was entitled to exercise some or all of such warrants at $1.63 per share of common stock; and

•	With respect to warrants having an exercise price of $3.26 per share, a holder accepting the Second Offer was entitled to exercise some or all of such warrants at $1.63 per share of Common Stock.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

17.    Equity (Continued)

On August 13, 2009, the Company closed the Second Offer. In connection with the Second Offer:

•	a total of 49,000 warrants with an exercise price of $2.04 per share were exchanged for amended warrants with a reduced exercise price of $1.63 per share; and

•	a total of 2,210,828 warrants with an exercise price of $3.26 per share were exchanged for amended warrants with a reduced exercise price of $1.63 per share.

On August 14, 2009, the holders of the amended warrants exercised 2,254,828 of the warrants at $1.63 per share.  As a result the Company received gross proceeds of $3,675,370.

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

On June 30, 2009, the Company issued 37,804 shares of common stock with a fair value of $33,475 pursuant to the IR Agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares is determined. The fair value of $33,475 was charged to administrative expenses for the year ended December 31, 2009.

On December 31, 2009, the Company issued 18,632 shares of common stock with a fair value of $32,811 pursuant to the IR Agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares is determined. The fair value of $32,811 was charged to administrative expenses for the year ended December 31, 2009.

Placement Agent Warrants

On July 4, 2009 the Company agreed to issue 97,500 warrants to purchase the Company’s common stock at $1.63 per share expiring December 31, 2011 to a placement agent for assistance in the extension of the June 2008 notes. The fair value of the warrants as of July 4, 2009 was calculated to be $117,155.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	136.86%
Risk-free interest rate	1.68%
Expected life	2.5 years
Stock price	$1.65
Exercise price	$1.63

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

17.   Equity (Continued)

The $117,155 fair value of the warrants were treated as loan costs to be amortized over the life of the loan, therefore, $58,577 of the cost was recorded in interest expense and the remaining $58,578 was amortized over the remaining life of the loan.

Financial Advisor Warrants

On September 2, 2009, the Company entered into with a financial advisor in connection with a proposed financing in the amount of $20.0 million, for a period commencing on September 2, 2009 and continuing for six months.

Pursuant to the agreement, in consideration for the services to be provided to the Company by the financial advisor, the Company agreed to (a) pay the advisor a cash fee equal to $700,000, payable in 24 equal monthly installments, deferred until the closing of a funding proposed financing; provided, however, that the Company pay the advisor a non-refundable retainer of $15,000 (which was paid 9/15/09) to be deducted from the cash fee, (b) grant to the financial advisor five-year warrants to purchase 714,286 shares of the Company’s common stock, which are exercisable six months after September 2, 2009, subject to the closing of the proposed financing, (i) at an exercise price of $1.68 per share, or (ii) on a cashless basis; provided, however, that all of the Warrants will terminate if a funding in proposed financing fails to close by the June 30, 2010, and (c) reimburse AFH for up to an aggregate of $35,000 of their accountable actual out-of-pocket reasonable expenses.

The Company will record the fair value of the warrants as determined at the date of the closing of the proposed financing when the warrants will become fully vested at the closing of the proposed financing.

On November 23, 2009 the agreement was revised to include an additional 44,643 warrants at the same terms  as the warrants on September 2, 2009.  The company will record the fair value of the warrants as determined at the date of the closing of the proposed financing when the warrants will become fully vested at the closing of the proposed financing.

18.   Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the years ended December 31, 2009 and 2008. The balance of these reserves at December 31, 2009 and December 31, 2008, was $1,834,742 and $1,314,861, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

19.   Earnings Per Share

When calculating diluted earnings per share for stock option common stock equivalents, the Earnings Per Share Topic, ASC 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

19.   Earnings Per Share (Continued)

The following reconciles the components of the EPS computation:

For the year ended December 31, 2009, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94. Warrants to purchase 3,130,618 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the year ended December 31, 2008, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $1.50. Warrants to purchase 6,627,203 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2009:
Net income	$4,212,023
Basic EPS income available to common shareholders	$4,212,023	30,661,333	$0.14
Effect of dilutive securities:

Warrants	—	117,178
Stock options	—	407,662
Diluted EPS income available to common shareholders	$4,212,023	31,001,248	$0.14

For the year ended December 31, 2008:
Net income	$2,314,507
Basic EPS income available to common shareholders	$2,314,507	29,299,332	$0.08
Effect of dilutive securities:
Warrants	—	218,735
Diluted EPS income available to common shareholders	$2,314,507	29,518,067	$0.08

20.   Equity Incentive Plan

On March 2, 2009, the Company’s board of directors and majority stockholders adopted the Emerald Dairy Inc. 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. 1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan.  A description of certain provisions of the Plan are as follows:

Eligibility

The Company may grant awards to its employees, directors and consultants, including those of the Company’s subsidiaries. However, the Company may grant options that are intended to qualify as incentive stock options (“ ISOs”) only to its employees and employees of its subsidiaries.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

20.   Equity Incentive Plan (Continued)

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

Total share-based compensation costs included on the Consolidated Statements of Operations were $265,825 and none during the years ended December 31, 2009 and 2008, respectively. All share-based compensation costs are included in administrative expenses.

The Company estimates the fair value of the awards using a Black-Scholes option pricing valuation model, consistent with accounting guidance. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each award is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the weighted average assumptions used for options granted:

Number of options	1,463,200
Risk free interest rate	.50%
Expected life (year)	1.25
Expected volatility	206.83%
Weighted average fair value per option	$0.7434

The risk free interest rate was determined from the daily interest rate of United State Treasury securities for the expected life on the date of grant.  The expected volatility was based on the Company’s common stock past trading history.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

20.   Equity Incentive Plan

Share Options and Share Appreciation Rights

A summary of the Company’s outstanding share option and share appreciation award grants as of December 31, 2009 and changes during the year then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	-0-	$—
Granted	1,463,200	1.14
Exercised	-0-	—
Expired	-0-	—
Forfeited	-0-	—
Outstanding at December 31, 2009	1,463,200	$1.14	9.17	$970,416
Vested or expected to vest at December 31, 2009	1,463,200	$1.14	9.17	$—
Exercisable at December 31, 2009	175,800	$0.42	9.17	$242,604

As of December 31, 2009, there was $821,954 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 1.26 years.

21.   Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $5,301,011 of which $3,710,707 has been paid.  The remaining $1,590,304 will be paid on delivery and completion of installation of the equipment in 2010.

The Company has advances to milk suppliers of $368,566 which will be offset against future milk purchases from those suppliers (see Note 7, Advances to suppliers and other receivables).

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

21.   Commitments and Contingencies (Continued)

In order for the Company to conduct its current operations, an Infant & Baby Formula Milk Powder Production Permit is required from the State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China (the “Administration”). The Company’s current license will expire in may 2010. The Company is in the process of renewing this permit, and has no reason to believe the permit will not be renewed.  Other than the foregoing, no government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

22.   Operating Leases

The Company leases various distribution facilities. All of these leases are for 2 years and commenced on January 1, 2010. The Company also leases office space which expires September, 2011.  For the years ended December 31, 2009 and 2008, the Company incurred rental expense of $76,098 and $17,255, respectively. As of December 31, 2009, the Company had outstanding lease commitments totaling $276,256, $157,328 due in 2010 and $118,928 due  in 2011.

23.   Subsequent Events

Warrant Tender Offer

On February 10, 2010 the Company commenced an offer (the “Third Offer”) to the holders of 5,374,648 outstanding warrants to purchase shares of the Company’s common stock originally issued in connection with the private offerings the Company consummated in October 2007, having exercise prices of either $0.94, $1.50, $1.63, $2.04 or $3.26 per share (the “Original Warrants”), to voluntarily exchange any or all of the Original Warrants for amended warrants exercisable at reduced exercise prices (“Amended Warrants”).  The reduced exercise prices of the Amended Warrants will depend on the current exercise prices applicable to the Original Warrants. As of February 10, 2010, the Original Warrants included:

•	373,334 Original Warrants to purchase shares of Common Stock at an exercise price of $0.94 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $0.75 per share,

•	1,333,333 Original Warrants to purchase shares of Common Stock at an exercise price of $1.50 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.20 per share,

•	235,583 Original Warrants to purchase shares of Common Stock at an exercise price of $1.63 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.30 per share,

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

23.   Subsequent Events (Continued)

•	906,190 Original Warrants to purchase shares of Common Stock at an exercise price of $2.04 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.63 per share, and

•	2,526,208 Original Warrants to purchase shares of Common Stock at an exercise price of $3.26 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.63 per share.

The only differences between the Original Warrants and the Amended Warrants that were offered, related to (i) the lower exercise prices, (ii) the shortening of the exercise period to twenty (20) days following the expiration of the Third Offer, (iii) the deletion of the provision that holders may not exercise their warrants if the exercise will cause them and their affiliates to beneficially own an aggregate of more than 9.9% of the outstanding shares of Common Stock of the Company, and (iv) the requirement that the exercise price must be paid in cash, as a cashless exercise of the Amended Warrants will not be accepted.

On March 17, 2010 the Company closed the Third Offer with the following warrants exchanged:

•	a total of 373,334 Original Warrants with exercise prices of $0.94 per share were exchanged for Amended Warrants with reduced exercise prices of $0.75 per share;

•	a total of 499,522 Original Warrants with exercise prices of $1.50 per share were exchanged for Amended Warrants with reduced exercise prices of $1.20 per share;

•	no Original Warrants with exercise prices of $1.63 per share were exchanged for Amended Warrants with reduced exercise prices of $1.30 per share;

•	a total of 30,675 Original Warrants with exercise prices of $2.04 per share were exchanged for Amended Warrants with reduced exercise prices of $1.63 per share; and

•	a total of 153,374 Original Warrants with exercise prices of $3.26 per share were exchanged for Amended Warrants with reduced exercise prices of $1.63 per share.

If all warrants exchanged are exercised within the 20 days before expiration period discussed above, the Company would receive $1,179,427 in proceeds.

Issuance of Shares

On March 18, 2010 the Company issued 180,000 shares of the Company’s common stock with a fair value of $250,200 to an employee for services in 2009.  The $250,200 has been accrued as compensation expense for the year ended December 31, 2009, and is included in accrued payroll at December 31, 2009.

Extension of Warrants

Pursuant to the provisions of Section 10 of the respective common stock purchase warrants (the “Warrants”) previously issued by the Company to the investors and certain finders and placement agents in connection with private offerings the Company consummated in October 2007, the original expiration dates of the Warrants were to be extended beyond their initial stated termination dates for certain specified periods until the Company satisfied certain registration rights provisions relating to the shares of the Company’s common stock underlying the Warrants. As a result of the Company’s satisfaction on January 28, 2010 of certain registration rights provisions relating to the warrants, the expiration dates of the Warrants were adjusted to provide as follows:

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

23.   Subsequent events (Continued)

•	373,334 Warrants exercisable at $0.94 per share that would otherwise have expired on October 9, 2010 now expire on August 1, 2012;

•	1,333,333 Warrants exercisable at $1.50 per share that would otherwise have expired on October 9, 2009 now expire on August 2, 2011;

•	190,245 Warrants exercisable at $2.04 per share that would otherwise have expired on October 9, 2010 now expire on August 1, 2012;

•	981,747 Warrants exercisable at $3.26 per share that would otherwise have expired on October 9, 2009 now expire on August 2, 2011;

•	235,583 Warrants exercisable at $1.63 per share that would otherwise have expired on October 19, 2010 now expire on August 11, 2012;

•	715,945 Warrants exercisable at $2.04 per share that would otherwise have expired on October 19, 2010 now expire on August 11, 2012; and

•	1,544,461 Warrants exercisable at $3.26 per share that would otherwise have expired on October 19, 2009 now expire on August 12, 2011.

The extended expiration dates have been noted on the Company’s records and it is not necessary for the holders to exchange their original Warrants for amended warrants.  No other terms of the Warrants were changed.

The Company will record as an expense liquidated damages of  $5,021,669 resulting from the extension of the expiration dates of the Warrants on January 28, 2010.

24.   Segment Reporting

The Company has key product lines of milk, soybean milk, and rice powder, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the years ended December 31, 2009 and 2008, the Company’s sales revenue from various products are as follows:

	Year Ended December 31,
	2009	2008
Milk powder	$38,590,606	$36,245,495
Soybean milk powder	1,164,347	882,185
Rice powder	1,358,127	1,105,837
Sub-contract processing	3,616,196	6,091,662
	$44,729,276	$44,325,179

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2009, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As disclosed in our 2008 Annual Report on Form 10-K, and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2009, we reported a material weakness in our internal control over financial reporting related to the improper treatment of the effects of exchange rate changes on cash balances held in foreign currencies in the 2006 statements of cash flows; and inadequate or incomplete review and analysis of certain contractual and other liabilities. We have since undertaken remediation efforts with respect to these material weaknesses, as discussed in the section “2009 Remediation” below.

As of December 31, 2009, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, including the following five framework components: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communications, and (v) monitoring.

Our management evaluated the design and operating effectiveness of its internal controls over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in our judgment, the sources and potential likelihood of misstatements in financial reporting. Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management are described below:

•	We did not design, implement or maintain effective entity-level controls related to our control environment, including the following:

o	An absence of independence and financial expertise on the Board of Directors and related Audit Committee, limiting our ability to provide effective oversight of our management;
o
A lack of a consistent code of business conduct across all corporate entities that is specifically designed for public company applicability, including policies related to insider trading, conflicts of interest, legal compliance, and related-party transactions; and

o
A lack of consistent, formalized human resources policies and procedures across its corporate entities which specifically detail required financial reporting competencies and the importance of complying with our objectives regarding internal controls over financial reporting.

Our management believes that the pervasive nature of these control deficiencies, when aggregated, impact all significant accounts and rise to the level of material weakness.

•
We lacked sufficient accounting personnel at the Chinese operating unit level with the experience and training to effectively address the GAAP accounting, financial reporting, internal control, and other regulatory compliance requirements we are subject to as a U.S. listed public company. Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

•
We lacked sufficient IT personnel with the experience and training to provide for adequate segregation of duties and effective oversight of core IT functions, including controls over access, change, data, and security management. In addition, we lacked formalized polices and procedures to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system. Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

Our management has taken and is continuing to take the following actions to improve our internal controls over financial reporting, including actions to remediate the identified material weaknesses in 2009.

2009 Remediation

•
Our management engaged the services of qualified consultants with China GAAP, U.S. GAAP, and SEC reporting experience to assist and support our management’s financial reporting and SOX compliance requirements for 2009, including the following:

o	Identifying and resolving non-routine or complex accounting matters;
o	Controlling period-end financial closing and reporting processes;
o	Identifying, assessing, and applying accounting principles;
o	Formalizing its accounting policies and procedures, including defined roles and responsibilities and required managerial reviews and approvals;
o	Providing review and analysis of all significant contractual obligations;
o	Preparing white papers to document all material transactions; and
o	Providing comparison review of China GAAP and U.S. GAAP standards.

•
Our management implemented a consistent set of policies and procedures related to accounting, finance, and internal control, most notably in our period-end financial closing and reporting processes, including defined roles and responsibilities, documented segregations of duties, required managerial reviews and approvals, and related checklists and other tools to be used. Our management implemented these revised policies and procedures across all of its corporate entities with appropriate staff training to ensure that financial reporting competencies were strengthened.

•	Our management implemented a formalized process to manage our internal controls over financial reporting and improve our compliance with the Sarbanes-Oxley Act.

2010 Planned Remediation

•
As financial conditions permit, our management will recruit an independent financial expert to the Board of Directors to chair the Audit Committee and formalize roles and responsibilities over our internal controls over financial reporting for the Board and our management. Our management also intends to develop and implement a formal corporate internal audit capability, eventually reporting directly to an independent Audit Committee, to provide more effective oversight of our internal control over financial reporting.

•
Our management will implement a Code of Conduct specifically designed for public company applicability across all corporate entities. Company directors, management and staff will be required to certify receipt of the Code by signature. Thereafter, our management will periodically require employees to acknowledge that they understand the contents of the Code, and disclose whether they are aware of anyone in the Company that might have violated some part of the Code.

•
Our management will formalize finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial reporting. Our management will implement these revised policies and procedures across all of its corporate entities with appropriate staff training to ensure that financial reporting competencies are strengthened.

•
Our management will hire additional, qualified accounting personnel at the Chinese operating unit level to enhance our financial reporting competencies. Our management will also continue to provide training to existing accounting personnel regarding our significant accounting policies and procedures.

•
Our management will continue to engage the services of qualified consultants with China GAAP, U.S. GAAP and SEC reporting experience to assist with and support our financial reporting and SOX compliance requirements in 2010, including assistance with the following:

o	Remediating identified material weaknesses;
o	Monitoring our internal controls over financial reporting on an ongoing basis;
o	Managing our period-end financial closing and reporting processes; and
o	Identifying and resolving non-routine or complex accounting matters.

•
Our management will determine and hire the staff competencies required to ensure that essential IT general controls are maintained over our accounting system. In addition, our management will formalize its policies and procedures over core IT functions, including access, change, data, and security management, to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal controls over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow. However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Attestation Report of the Company’s Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described in “Management's Report on Internal Control Over Financial Reporting” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this prospectus:

Name	Age	Position

Yang Yong Shan	43	Chief Executive Officer, President and Chairman of the Board

Shu Kaneko	44	Chief Financial Officer, Secretary and Director

Niu Wan Chen	34	Vice President of Sales and Director

Qin Si Bo	46	Vice President of Production and Director

Yuan Yong Wei	55	Vice President of Operation and Director

YANG YONG SHAN, has been the President and Chief Executive Officer of AIDH, and the Chairman of AIDH’s Board of Directors since July 2000. As a result of our Reverse Merger, effective as of October 9, 2007, he became our Chief Executive Officer, President and Chairman. He obtained his bachelors degree from the Northeast Agricultural University in 1990.

SHU KANEKO, has been the Chief Financial Officer and Secretary, and a Director, of ours since November 1, 2007. Prior to joining us, Mr. Kaneko was a Manager with Ernst & Young Financial Services Advisory Group, commencing in June 2001. He earned his M.B.A. degree from Georgetown University in 2001.

NIU WAN CHEN, has been Vice President of Sales, and a Director, of AIDH since October 2005. As a result of our Reverse Merger, effective as of October 9, 2007, he became our Vice President of Sales and Director. Prior to this, from January 2000 through September 2005, he was Sales Manager at American Dairy, Inc. He obtained his bachelors degree in business administration from Northeast Forest University in 1995.

QIN SI BO, has been Vice President of Production, and a Director, of AIDH since July 2000. As a result of our Reverse Merger, effective as of October 9, 2007, he became our Vice President of Production and Director. He graduated with a major in Food and Nutrition from the Northeast Agricultural University in 1993.

YUAN YONG WEI, has been Vice President of Operation, and a Director, of AIDH since July 2000. As a result of our Reverse Merger, effective as of October 9, 2007, he became our Vice President of Operation and Director.

Director Qualifications, Experience and Skills

All of our directors bring to our Board of Directors a wealth of experience derived from their services in industry specific operational businesses. Each of our Board members has demonstrated strong acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, we focused primarily on the information discussed in each of the director’s individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

•
Yang Yong Shan has over 18 years of experience in the dairy industry in the PRC, which provides us with invaluable industry contacts and know-how, in addition to insight into our customers’ needs and requirements.

•	Shu Kaneko’s U.S. accounting background gives him knowledge of financial reporting requirements and financial strategies which are integral for us to meet our requirements as a public company.

•	Niu Wan Chen has over 10 years of experience handling sales of dairy products in the PRC, which is instrumental in establishing our sales program and sales network.

•
Qin Si Bo’s extensive experience with respect to production process and equipment maintenance in the dairy business has provided us with invaluable information on these elements of our business, including with respect to the equipping of the production line at out newly-constructed facility in Hailun City.

•	Yuan Yong Wei has over 20 years of experience in operations in the dairy industry in the PRC, which provides us with key industry specific contacts and information.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become directors of executive officers.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past five years.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2009 except that: (i) Yang Yong Shan did not file a Form 4 to report the grant of 360,000 stock options under the Plan as of March 2, 2009, (ii) Shu Kaneko did not file a Form 4 to report the grant of 300,000 stock options under the Plan as of March 2, 2009, (iii) Niu Wan Chen did not file a Form 4 to report the grant of 15,200 stock options under the Plan as of March 2, 2009, (iv) Qin Si Bo did not file a Form 4 to report the grant of 15,200 stock options under the Plan as of March 2, 2009, (v) Yuan Yong Wei did not file a Form 4 to report the grant of 12,800 stock options under the Plan as of March 2, 2009, (vi) Yang Yong Shan did not file a Form 4 to report the grant of 380,000 stock options under the Plan as of November 10, 2009, and (vii) Shu Kaneko did not file a Form 4 to report the grant of 380,000 share appreciation rights under the Plan as of November 10, 2009. All of these transactions have been reported on Form 5s filed by the respective reporting persons on February 16, 2010.

Code of Ethics

As of the date hereof, we have not adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a written code of ethics in the near future.

Board Committees

As of the date hereof, we do not have any committees to our Board of Directors. We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC. Additionally, the Board of Directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (1) Yang Yong Shan, who was appointed as our Chairman, Chief Executive Officer and President on October 9, 2007, (2) Shu Kaneko, who was appointed as our Chief Financial Officer and Secretary on November 1, 2007 and (3) Niu Wan Chen, who was appointed as our Vice President of Sales on October 9, 2007 (the “Named Executive Officers”). Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Yang Yong Shan	2009	$0.00	$0.00	$0.00	$134,818	$0.00	$134,818
Chairman, Chief Executive Officer and President (1)	2008	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Shu Kaneko	2009	$150,000	$37,500	$0.00	$121,211	$0.00	$308,711
Chief Financial Officer, Secretary and Director (2)	2008	$150,000	$0.00	$0.00	$0.00	$0.00	$150,000

Niu Wan Chen	2009	$11,137	$0.00	$250,200	$3,447	$0.00	$264,784
Vice President of Sales and Director (3)	2008	$7,067	$0.00	$0.00	$0.00	$0.00	$7,067

(1)
Yang Yong Shan was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007. We do not have an Employment Agreement with Mr. Yang. On March 2, 2009, Mr. Yang was granted 360,000 stock options under our 2009 Equity Incentive Plan (the "Plan"), exercisable at a price of $0.42 per share, of which (a) 90,000 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 90,000 will vest on each of September 2, 2010 and March 2, 2011. On November 10, 2009, Mr. Yang was granted an additional 380,000 stock options under the Plan, exercisable at a price of $1.80 per share, of which 95,000 will vest on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011. Mr. Yang did not receive any other compensation in the fiscal years ended December 31, 2007, 2008 or 2009.

(2)
Shu Kaneko was appointed as our Chief Financial Officer, Secretary, and a member of our board of directors, on November 1, 2007. As of November 1, 2007, we entered into an Employment Agreement with Mr. Kaneko, pursuant to which he is entitled to receive a base salary of $150,000 per annum. For more information, see “-- Employment Contracts and Termination of Employment and Change-in-Control Arrangements -- Employment Agreement with Shu Kaneko” below. On March 2, 2009, Mr. Kaneko was granted 300,000 stock options under the Plan, exercisable at a price of $0.42 per share, of which (a) 75,000 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 75,000 will vest on each of September 2, 2010 and March 2, 2011. On November 10, 2009, Mr. Kaneko was granted 380,000 share appreciation rights, exercisable at a price of $1.80 per share, which will vest with respect to 25% of the underlying shares on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011.

(3)
Niu Wan Chen was appointed as our Vice President of Sales and a member of our board of directors as of October 9, 2007. We do not have an Employments Agreement with Mr. Niu. On March 2, 2009, Mr. Niu was granted 15,200 stock options under the Plan, exercisable at a price of $0.42 per share, of which (a) 3,800 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 3,800 will vest on each of September 2, 2010 and March 2, 2011. As of March 18, 2010, the board authorized the issuance of 180,000 shares of our common stock to Mr. Niu as additional compensation for services in fiscal 2009.

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

Through December 31, 2009, and the interim period ending on the date hereof, we had no other employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us or any subsidiary, any change in control, or a change in the person’s responsibilities following a change in control.

Stock Incentive Plans

In March 2009, our board of directors adopted and our stockholders approved the Plan to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. 1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan. The following paragraphs describe the principal terms of the Plan.

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

Equity Compensation Grants

As of the date hereof, we have issued and outstanding under the Plan:

•
703,200 stock options, exercisable at a price of $0.42 per share, of which: (i) 175,800 vested on each of September 2, 2009 and March 2, 2010, and (ii) an additional 175,800 will vest on each of September 2, 2010 and March 2, 2011;

•	380,000 stock options, exercisable at a price of $1.80 per share, of which 95,000 will vest on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011; and

•
380,000 share appreciation rights, exercisable at a price of $1.80 per share, which will vest with respect to 25% of the underlying shares on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2009 for each of the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Yang Yong Shan(1)	180,000	180,000	0.42	March 2, 2019
	0	380,000	1.80	November 10, 2019
Shu Kaneko(2)	150,000	150,000	0.42	March 2, 2019
	0	380,000	1.80	November 10, 2019
Niu Wan Chen(3)	7,600	7,600	0.42	March 2, 2019

(1)
Yang Yong Shan was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007. We do not have an Employment Agreement with Mr. Yang. On March 2, 2009, Mr. Yang was granted 360,000 stock options under the Plan, exercisable at a price of $0.42 per share, of which (a) 90,000 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 90,000 will vest on each of September 2, 2010 and March 2, 2011. On November 10, 2009, Mr. Yang was granted an additional 380,000 stock options under the Plan, exercisable at a price of $1.80 per share, of which 95,000 will vest on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011. Mr. Yang did not receive any other compensation in the fiscal years ended December 31, 2007, 2008 or 2009.

(2)
Shu Kaneko was appointed as our Chief Financial Officer, Secretary, and a member of our board of directors, on November 1, 2007. As of November 1, 2007, we entered into an Employment Agreement with Mr. Kaneko, pursuant to which he is entitled to receive a base salary of $150,000 per annum. For more information, see “-- Employment Contracts and Termination of Employment and Change-in-Control Arrangements -- Employment Agreement with Shu Kaneko” below. On March 2, 2009, Mr. Kaneko was granted 300,000 stock options under the Plan, exercisable at a price of $0.42 per share, of which (a) 75,000 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 75,000 will vest on each of September 2, 2010 and March 2, 2011. On November 10, 2009, Mr. Kaneko was granted 380,000 share appreciation rights, exercisable at a price of $1.80 per share, which will vest with respect to 25% of the underlying shares on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011.

(3)
Niu Wan Chen was appointed as our Vice President of Sales and a member of our board of directors as of October 9, 2007. We do not have an Employments Agreement with Mr. Niu. On March 2, 2009, Mr. Niu was granted 15,200 stock options under the Plan, exercisable at a price of $0.42 per share, of which (a) 3,800 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 3,800 will vest on each of September 2, 2010 and March 2, 2011.

Pension Benefits

We do not provide any company-sponsored retirement benefits to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in China participate).

Nonqualified Deferred Compensation

We do not provide any deferred compensation programs to any employee, including the named executive officers.

Compensation of Directors

We do not currently pay any cash fees to our directors. During 2009, there was no director compensation paid other than the stock grants. The common stock is recorded at its fair value based on the date the stocks were granted. The following table sets forth certain information regarding the compensation we paid to our directors whom are not also Named Executive Officer’s for the year ended December 31, 2009:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Total
Qin Si Bo	$0	$0	$3,447	(1)	$3,447

Yuan Yong Wei	$0	$0	$2,902	(2)	$2,902

(1)
On March 2, 2009, Mr. Qin was granted 15,200 stock options under the Plan, exercisable at a price of $0.42 per share, of which (a) 3,800 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 3,800 will vest on each of September 2, 2010 and March 2, 2011.

(2)
On March 2, 2009, Mr. Yuan was granted 12,800 stock options under the Plan, exercisable at a price of $0.42 per share, of which (a) 3,200 vested on each of September 2, 2009 and March 2, 2010 and (b) an additional 3,200 will vest on each of September 2, 2010 and March 2, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,463,200	$1.14	36,800
Equity compensation plans not approved by security holders (2)	0	N/A	0
Total	1,463,200	$1.14	1,463,200

(1)
Our board of directors adopted the 2009 Equity Incentive Plan, to be effective on March 2, 2009. The Plan was approved by the shareholders on March 11, 2009. To date, we have made the following grants under the Plan:

(a)
703,200 stock options, exercisable at a price of $0.42 per share, of which 175,800 vested on September 2, 2009 and March 2, 2010 and an additional 175,800 will vest on each of, September 2, 2010 and March 2, 2011;

(b)	380,000 stock options, exercisable at a price of $1.80 per share, of which 95,000 will vest on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011; and

(c)
380,000 share appreciation rights, exercisable at a price of $1.80 per share, which will vest with respect to 25% of the underlying shares on each of May 10, 2010, November 10, 2010, May 10, 2011 and November 10, 2011.

(2)	We do not have any equity compensation plans not approved by our security holders.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Shares of our common stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, we had 32,945,823 shares of common stock issued and outstanding (not including an additional 1,944,444 shares of common stock currently being held in treasury).

Unless otherwise noted, the address for each of the persons listed below is: c/o Emerald Dairy Inc., 10 Huashan-lu, Xiangfang-qu, 9th floor, Wanda Building, Harbin City, Heilongjiang Province, PRC 150001.

	Common Stock Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:
John Winfield (1) 820 Moraga Drive Los Angeles, CA 90049	3,473,621	9.9%

JAG Multi Investments LLC (2) 163 Washington Valley Road, Suite 103 Warren, N.J. 07059	2,395,156	7.1%

Named Executive Officers and Directors:
Yang Yong Shan (3) Chief Executive Officer, President and Chairman of the Board	13,978,329	42.1%

Shu Kaneko (4) Chief Financial Officer, Secretary and Director	245,000	*

Niu Wan Chen (5) Vice President of Sales and Director	187,600	*

Qin Si Bo (6) Vice President of Production and Director	7,600	*

Yuan Yong Wei (7) Vice President of Operations and Director	6,400	*

All Executive Officers and Directors as a Group (5 persons) (8)	14,424,929	43.1%

*Less than 1%

(1)  Consists of (i) 1,673,621 shares of common stock held by John Winfield, and (ii) 1,800,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Winfield. Does not include 313,229 shares of common stock issuable upon exercise of additional currently exercisable warrants held by Mr. Winfield, because they are the subject of agreements with us that such warrants can not be exercised at any time when the result would be to cause the holder to beneficially own more than 9.9% of our outstanding common stock.

(2) Consists of (i) 1,718,650 shares of common stock held by JAG Multi Investments LLC, and (ii) 676,506 shares of common stock issuable upon exercise of currently exercisable warrants held by JAG Multi Investments LLC. Alexander M. Goren is the Manager of JAG Multi Investments LLC, and has sole voting and investment power over the shares owned thereby. Mr. Goren disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(3) Consists of (i) 13,703,329 shares of common stock, and (ii) 275,000 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof. Does not include shares underlying stock options to purchase 465,000 shares of our common stock, which will not vest within 60 days of the date hereof. 9,040,754 of the shares of common stock held by Mr. Yang are pledged to secure our repayment of promissory notes in the aggregate principal amount of $4,323,301, as further described in “Certain Relationships and Related Transactions -- Pledge of Shares by Chief Executive Officer”.

(4) Consists of (i) 150,000 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof and (ii) 95,000 share appreciation rights which have vested, or will vest within 60 days of the date hereof. Does not include shares underlying (i) stock options to purchase 150,000 shares of our common stock, which will not vest within 60 days of the date hereof, or (ii) 285,000 share appreciation rights, which will not vest within 60 days of the date hereof.

(5) Consists of (i) 180,000 shares of common stock, and (ii) 7,600 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof. Does not include shares underlying stock options to purchase 7,600 shares of our common stock, which will not vest within 60 days of the date hereof.

(6) Consists of 7,600 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof. Does not include shares underlying stock options to purchase 7,600 shares of our common stock, which will not vest within 60 days of the date hereof.

(7) Consists of 6,400 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof. Does not include shares underlying stock options to purchase 6,400 shares of our common stock, which will not vest within 60 days of the date hereof.

(8) Consists of (i) 13,883,329 shares of common stock, (ii) 446,600 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof, and (iii) 95,000 shares of common stock underlying share appreciation rights which have vested, or will vest within 60 days of the date hereof. Does not include shares underlying (i) stock options to purchase 636,600 shares of our common stock, which will not vest within 60 days of the date hereof, or (ii) 285,000 share appreciation rights, which will not vest within 60 days of the date hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our fiscal year ended December 31, 2009, there have been no transactions between members of management, five percent stockholders, “affiliates,” promoters and finders, except as set forth below. Each of the transactions listed below was negotiated on an “arm’s length” basis.

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

Immediately following the closing of the Repurchase Transaction, we entered into Put/Call Agreements with Grand Orient and Fortune Land Holding, Ltd., a PRC company controlled by Dexuan Yu (jointly, the “Put/Call Shareholders). Pursuant to the Put/Call Agreements the Put/Call Shareholders granted us an option to repurchase an aggregate of 1,944,444 shares (the “Put/Call Shares”) from the Put/Call Shareholders (the “Call Option”), for a price of $1.63 per share (the “Call Option Price”), if the following conditions were met (the “Call Option Conditions”):

•
Either (i) a registration statement (“Registration Statement”) covering the resale of the Put/Call Shares had been declared effective by the SEC, and has been kept continuously effective by us, or (ii) all of the Put/Call Shares were available for sale without registration pursuant to Rule 144; and

•
The closing price of a share of our common stock as traded on the OTCBB (or such other exchange or stock market on which the common stock may then be listed or quoted) equaled or exceeded $4.08 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock occurring after the date hereof) for at least ten (10) consecutive trading days immediately preceding the date that a Call Option exercise notice was given by us.

In addition, the Put/Call Shareholders had the right to cause us to repurchase the Put/Call Shares from the Put/Call Shareholders (the “Put Right”), for a price of $1.63 per share (the “Put Purchase Price”), if:

•	We failed to exercise the Call Option within ten (10) days of a date on which all of the Call Option Conditions have been met; or

•	We consummated a private offering of not less than $5,000,000 of its securities (a “Qualified Offering”); or

•	We fail to consummated a Qualified Offering on or before October 9, 2009 (each of the aforementioned conditions, a “Put Right Trigger”).

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

Pledges of Shares by Chief Executive Officer

On December 24, 2009, we sold the December 2009 Noteholders the December 2009 Notes, in the aggregate principal amount of $1,750,000, and December 2009 Warrants to purchase an aggregate of 536,809 shares of our common stock in the December 2009 Note Offering, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments – December 2009 Note Offering” above. Our repayment of amounts due under the December 2009 Notes is secured by a pledge of 5,883,329 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

As of December 31, 2009, we amended the June 2008 Notes originally issued in the June 2008 Note Offering, previously amended on December 31, 2008, to, among other things, (i) extend the maturity date of the indebtedness represented by the June 2008 Notes from December 31, 2009 to December 31, 2010, and (ii) add the accrued and unpaid interest on the June 2008 Notes, in the aggregate amount of $323,301, to the principal amount outstanding (resulting in an aggregate principal balance of $2,573,301). The June 2008 Note Offering is further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments – June 2008 Note Offering” above. Our repayment of amounts due under the June 2008 Notes, as amended, is secured by a pledge of 3,157,425 shares of our common stock beneficially owned by Mr. Yang.

Review, Approval and Ratification of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

As of the date hereof, we have not adopted a written conflict of interest policy that applies to our executive officers and directors. We intend to adopt a written conflict of interest policy in the future.

Director Independence

Our common stock is currently approved for quotation on the OTCBB maintained by the FINRA under the symbol “EMDY.OB.” As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on either the New York Stock Exchange, NYSE Amex Equities or the Nasdaq Stock Market.

None of the directors currently on its board of would qualify as independent directors under the rules of the New York Stock Exchange, NYSE Amex Equities or The Nasdaq Stock Market because they all (i) currently own a significant percentage of our shares, and/or (ii) are currently employed by us, and/or (iii) have been actively involved in our management, and/or (iv) otherwise fall into one or more of the enumerated categories of people who cannot be considered independent directors.

Item 14. Principal Accounting Fees and Services

Murrell, Hall, McIntosh & Co., PLLP served as the principal accountant to audit our financial statements through January 25, 2008, when they were replaced by the firm of Windes & McClaughry Accountancy Corporation.

The following is a summary of the combined fees billed to us by Murrell, Hall, McIntosh & Co., PLLP and Windes & McClaughry Accountancy Corporation for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Aggregate fees rendered for the fiscal years ended December 2009 and 2008 were as follows:

	2009	2008

Audit Fees	$185,000	$175,000
Audit Related Fees	$34,490	$102,235
Tax Fees	—	$6,330
Other Fees	—	—
Total Fees:	$219,490	$283,565

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for our corporate tax returns and extensions, tax compliance, tax advice and tax planning. No such fees were billed by our independent registered public accounting firm in fiscal 2009.

All Other Fees. No fees were billed to us by our independent registered public accounting firm for products and services other than the services reported above. No such fees were billed by our independent registered public accounting firm in fiscal 2009 or 2008.

The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Murrell, Hall, McIntosh & Co., PLLP and Windes & McClaughry Accountancy Corporation during fiscal 2009 and 2008 were pre-approved pursuant to the procedures outlined above.

Item 15. Exhibits, Financial Statement Schedules

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

3.1	Bylaws - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.2	Articles of Incorporation - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 9, 2007 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

3.4	Certificate of Amendment to Articles of Incorporation of the Company, dated January 25, 2008 - Incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2008

4.1	Warrant No. W-2 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.2	Form of Class A Warrant - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.3	Form of Class B Warrant - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.4	Form of June 2008 Note — Incorporated by reference from our Current Report on Form 8-K, filed on June 12, 2008

4.5	Form of First Amended and Restated Note — Incorporated by reference from our amended Current Report on Form 8-K/A, filed on January 7, 2009

4.6	Form of Second Amended and Restated Promissory Note — Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010

4.7	Form of June 2008 Warrant — Incorporated by reference from our Current Report on Form 8-K, filed on June 12, 2008

4.8	Form of Amended and Restated June 2008 Warrant — Incorporated by reference from our amended Current Report on Form 8-K/A, filed on January 7, 2009

4.9	Form of Warrants — Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010

4.10	Form of 10% Promissory Note — Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2008

Exhibit No.	Description

4.11	Form of First Amended and Restated Note – Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-162432), filed on January 14, 2010

4.12	Form of Warrant — Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2008

4.13	10% Promissory Note — Incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2009

4.14	Form of 10% Promissory Note — Incorporated by reference from our Current Report on Form 8-K, filed on December 31, 2009

4.15	Form of Warrant — Incorporated by reference from our Current Report on Form 8-K, filed on December 31, 2009

10.1	Form of Securities Purchase Agreement for $1,000,000 Unit Offering — Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.2	Form of Securities Purchase Agreement for Minimum $3,000,000, Maximum $8,000,000 Unit Offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.3	Form of Registration Rights Agreement - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.4
Share Repurchase Agreement, dated October 9, 2007, by and between the Company and Grand Orient Fortune Investment Ltd. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.5
Put/Call Agreement, dated October 9, 2007, by and between the Company and Grand Orient Fortune Investment, Ltd. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.6
Waiver and First Amendment the Put/Call Agreement, dated April 9, 2008, by and between the Company and Grand Orient Fortune Investment, Ltd. - Incorporated by reference from our Form 10-KSB filed on April 15, 2008

10.7	Put/Call Agreement, dated October 9, 2007, by and between the Company and Fortune Land Holding, Ltd. - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.8
Waiver and First Amendment the Put/Call Agreement, dated April 9, 2008, by and between the Company and Fortune Land Holding, Ltd. - Incorporated by reference from our Form 10-KSB filed on April 15, 2008

10.9	Employment Agreement, dated November 1, 2007, by and between the Company and Shu Kaneko - Incorporated by reference to our Current Report on Form 8-K, filed November 7, 2007 *

10.10	Amendment, dated March 19, 2010, to Employment Agreement between the Company and Shu Kaneko *

Exhibit No.	Description

10.11
Form of June 2008 Securities Purchase Agreement for Sale of up to $3,000,000 of 8% Promissory Notes and 300,000 Warrants  —  Incorporated by reference from our Current Report on Form 8-K, filed on June 12, 2008

10.12	First Amendment to June 2008 Securities Purchase Agreement, dated December 31, 2008 – Incorporated by reference from our amended Current Report on Form 8-K/A, filed January 7, 2009

10.13	Second Amendment to June 2008 Securities Purchase Agreement, dated December 31, 2009 — Incorporated by reference from our Current Report on Form 8-K, filed January 7, 2010

10.14
Form of November 2008 Securities Purchase Agreement for Sale of up to $2,000,000 of 10% Promissory Notes and 200,000 Warrants  —  Incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 14, 2008

10.15
First Amendment to November 2008 Securities Purchase Agreement – Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-162432), filed on January 14, 2010

10.16	Loan Agreement for Loan of $1,750,000 — Incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2009

10.17	Securities Purchase Agreement for Sale of $1,750,000 of 10% Promissory Notes and 536,809 Warrants – Incorporated by reference from our Current Report on Form 8-K, filed on December 31, 2009

10.18	2009 Equity Incentive Plan — Incorporated by reference from our Current Report on Form 8-K, filed on March 6, 2009 *

16.1	Letter from Mantyla McReynolds, LLC, dated November 19, 2007 - Incorporated by reference from Amendment No. 2 to our Current Report on Form 8-K/A, filed on November 19, 2007

16.2	Letter from Murrell, Hall, McIntosh & Co., PLLP, dated January 29, 2008 - Incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2008

21.1	List of Subsidiaries – filed herewith

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) - Filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) - Filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 - Filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 - Filed herewith

* Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: March 31, 2010	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President (Authorized Representative)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yang Yong Shan	President, Chief Executive Officer	March 31, 2010
Yang Yong Shan	and Director (Principal Executive Officer)

/s/ Shu Kaneko	Chief Financial Officer and	March 31, 2010
Shu Kaneko	Secretary (Principal Financial and Accounting Officer)

/s/ Niu Wan Chen	Director	March 31, 2010
Niu Wan Chen

/s/ Qin Si Bo	Director	March 31, 2010
Qin Si Bo

/s/ Yuan Yong Wei	Director	March 31, 2010
Yuan Yong Wei