Form 10-K/A
period 2009-12-31
EMERALD DAIRY INC
filed 2010-04-01
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended Form 10-K”) of Emerald Dairy Inc. amends our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Form 10-K”).  This Amended Form 10-K is being filed solely to correct inadvertent typographical errors in the Original Form 10-K.

Except as described above, no other amendments are being made to the Original Form 10-K.  This Amended Form 10-K does not reflect events occurring after the Original Form 10-K or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended Form 10-K updated certifications executed as of the date of this Amended Form 10-K by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-K.

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

Production, Supply and Distribution

Production

We believe that a lack of adequate production capacity has been a significant impediment to our ability to increase our revenue in recent years. Production capacity for 2007 reached approximately 7,000 tons, with annual revenue of approximately $29.6 million and net income of approximately $3.6 million. In 2008, by adding a third shift to the existing two shifts working schedule at our facility in Be’ian City, our production capacity reached approximately 9,000 tons, with revenue of approximately $44.3 million and net income of approximately $2.3 million. In 2009, while our new production facility was being constructed, our annual production capacity continued at approximately 9,000 tons, with revenue of approximately $44.7 million and net income of approximately $4.2 million. When we complete the first production line of our newly-constructed facility in Hailun City, our total production capacity is expected to reach approximately 18,000 tons per annum. We anticipate that the first production line of this new facility will be operational in the second quarter of 2010, provided we are able to raise the additional $2.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future.

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

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

The following summarizes changes in our operations for the fiscal years ended December 31, 2009 and 2008.  Net income increased by $1,897,516, or 82.0%, from $2,314,507 in the fiscal year ended December 31, 2008 to $4,212,023 for the fiscal year ended December 31, 2009.  The increase in net income during the year ended December 31, 2009, as compared to the same time period in the prior year, was primarily due to an increase in our gross profit and a decrease in our operating expenses as further described below.

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

General

Cash and cash equivalents at December 31, 2009 increased by approximately 83.6% to $13,486,429, from $7,343,588 at December 31, 2008. Working capital increased from approximately $10.5 million at December 31, 2008, to approximately $17.3 million at December 31, 2009, including cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2009. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

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

Prior to September 23, 2006, XAL owned 57.7% of Heilongjiang Be’ian Nongken Changxing LvBao Dairy Limited Liability Company (“LvBao”) with the remaining balance being held by the Company’s sole shareholder. On September 23, 2006, the remaining 42.3% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes. LvBao was formed on January 20, 2000 and is engaged in manufacturing and sales of dairy products.

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

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements for the two years ended December 31, 2009 and 2008.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2009 and 2008

15.   Notes payable (Continued)

Dividend yield	0%
Expected volatility	131%
Risk-free interest rate	1.78%
Expected life	3 years
Stock price	$1.75
Exercise price	$2.61

On November 10, 2009, the Company and the note holders entered into an agreement, pursuant to which:

•	the Maturity Date of each note was extended from November 10, 2009 to May 10, 2010;

•	three year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.63 per share were issued for extension of the notes; and

•	a fee was paid to a placement agent for loan costs of $62,762.

In accordance with accounting guidance the Company evaluated the present value of the cash flows under the terms of the amended debt instrument to determine if they were at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. It was determined that the terms were substantially different and therefore should be accounted for as a debt extinguishment and the amended debt instrument should be initially recorded at fair value which was determined to be $500,000 with the loss on debt extinguishment being calculated as follows:

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

10.16	Loan Agreement for Loan of $1,750,000 — Incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2009

10.17	Securities Purchase Agreement for Sale of $1,750,000 of 10% Promissory Notes and 536,809 Warrants – Incorporated by reference from our Current Report on Form 8-K, filed on December 31, 2009

10.18	2009 Equity Incentive Plan — Incorporated by reference from our Current Report on Form 8-K, filed on March 6, 2009 *

16.1	Letter from Mantyla McReynolds, LLC, dated November 19, 2007 - Incorporated by reference from Amendment No. 2 to our Current Report on Form 8-K/A, filed on November 19, 2007

16.2	Letter from Murrell, Hall, McIntosh & Co., PLLP, dated January 29, 2008 - Incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2008

21.1	List of Subsidiaries – Incorporated by reference from our Annual Report on Form 10-K, filed on March 31, 2010

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) - Filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) - Filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 - Filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 - Filed herewith

* Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: April 1, 2010	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President (Authorized Representative)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yang Yong Shan	President, Chief Executive Officer	April 1, 2010
Yang Yong Shan	and Director (Principal Executive Officer)

/s/ Shu Kaneko	Chief Financial Officer and	April 1, 2010
Shu Kaneko	Secretary (Principal Financial and Accounting Officer)

/s/ Niu Wan Chen	Director	April 1, 2010
Niu Wan Chen

/s/ Qin Si Bo	Director	April 1, 2010
Qin Si Bo

/s/ Yuan Yong Wei	Director	April 1, 2010
Yuan Yong Wei