Form 10-Q
period 2010-03-31
EMERALD DAIRY INC
filed 2010-05-18
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
 ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes  ☒ No

The registrant had 34,002,728 shares of common stock issued and outstanding as of May 10, 2010 (not including an additional 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$6,482,593	$13,486,429
Trade accounts receivable,net	6,925,247	7,223,016
Inventory, net	1,921,028	1,298,488
Advances to equipment supplier	8,787,779	3,710,707
Other current assets	5,453,840	1,292,749
Total current assets	29,570,487	27,011,389
Property, plant and equipment
Property, plant and equipment, net	5,860,017	5,946,330
Contruction in progress	9,519,137	8,772,931
	15,379,154	14,719,261
Intangible assets, net	1,332,313	1,341,534
	$46,281,954	$43,072,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,026,838	$2,917,798

Notes payable, net of debt discount of $543,805 and $729,830 at March 31, 2010 and December 31, 2009, respectively	6,029,497	5,843,472
Other current liabilities	423,325	704,056
Loan from shareholder	210,176	210,142
Total current liabilities	9,689,836	9,675,468
Commitments and Contingencies (Note 18)
Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 34,890,267 and 34,890,267 issued and outstanding at March 31, 2010 December 31, 2009, respectively)	34,890	34,890
Treasury Stock (1,944,444 shares at March 31, 2010 and December 31, 2009, respectively)	(1,944)	(1,944)
Additional paid-in capital	22,488,323	17,003,093
Retained earnings (of which $3,191,614 and $1,834,742 are restricted at March 31, 2010 and December 31, 2009, respectively, for common welfare reserves)	12,021,781	14,318,425
Accumulated other comprehensive income	2,049,068	2,042,252
Total stockholders' equity	36,592,118	33,396,716
	$46,281,954	$43,072,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Sales	$14,252,856	$10,856,552
Cost of Goods Sold	7,153,772	5,848,675
Gross Profit	7,099,084	5,007,877
Operating Expenses
Selling expenses and administrative expenses	3,902,390	3,026,704
Liquidated damages	5,021,669	-
Depreciation and amortization	51,228	43,238
Total operating expenses	8,975,287	3,069,942
Other Income (Expense)
Interest income	1,058	953
Interest expense	-	(48,352)
Total other income (expense)	1,058	(47,399)
Net Income (Loss) Before Provision for Income Tax	(1,875,145)	1,890,536
Provision for Income Taxes
Current	421,499	337,830
	421,499	337,830
Net Income (Loss)	$(2,296,644)	$1,552,706
Basic Earnings Per Share	$(0.07)	$0.05
Basic Weighted Average Shares Outstanding	32,945,823	29,415,137
Diluted Earnings (Loss) Per Share	$(0.07)	$0.05
Diluted Weighted Average Shares Outstanding	32,945,823	29,510,851
The Components of Other Comprehensive Income
Net Income	$(2,296,644)	$1,552,706
Foreign currency translation adjustment	10,295	(55,826)
Income tax related to other comprehensive income	(3,500)	18,981
Comprehensive Income (Loss)	$(2,289,849)	$1,515,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(2,296,644)	$1,552,706
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	141,255	133,083
Amortization of loan discount	186,025	21,971
Capitalized interest	(630,918)	(62,012)
Warrants modified for liquidated damages	5,021,669	-
Incentive stock options	213,361	18,508
Net change in assets and liabilities
Trade accounts receivable	298,933	(634,733)
Inventory	(622,331)	(480,552)
Other current assets	171,145	36,018
Accounts payable and accrued expenses	358,770	(223,133)
Other current liabilities	(280,844)	(291,812)
Net cash provided by operating activities	2,560,421	70,044
Cash flows from investing activities
Deposit on equipment and construction	(9,411,275)	-
Construction in progress	(113,874)	-
Purchases of fixed assets and intangibles	(44,548)	(4,933)
Net cash used in investing activities	(9,569,697)	(4,933)
Cash flows from financing activities
Exercise of warrants	-	758,230
Net cash provided by financing activities	-	758,230
Effect of exchange rate	5,440	(12,537)
Net increase (decrease) in cash	(7,003,836)	810,804
Cash and cash equivalents at beginning of period	13,486,429	7,343,588
Cash and cash equivalents at end of period	$6,482,593	$8,154,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

1. Description of Business

Emerald Dairy, Inc. (the “Company”), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”) through its wholly owned subsidiaries. Through the Company’s network of over 1,100 salespeople, the Company’s products are distributed throughout 20 provinces in the PRC, and sold in over 6,000 retail outlets.

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

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), pursuant to the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC. It is expected that the construction and equipping of this new facility will be completed in the third fiscal quarter of 2010. Upon completion, it is anticipated that HXD will engage in the manufacture of the Company's milk powder, soybean powder and rice powder products at this new facility.

2. Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009, which are included in the Company’s Form 10K/A for the year ended December 31, 2009, filed with the SEC on April 1, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Emerald Dairy Inc. and subsidiaries as of March 31, 2010 and the results of their operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with US GAAP and are expressed in terms of U.S. dollars (see paragraph “Foreign Currency” below).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AIDH, XAL, LvBao and HXD. All inter-company transactions and balances have been eliminated in consolidation.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

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

Cash and cash equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the FDIC up to $250,000. As of March 31, 2010, no U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

Trade accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2010 and December 31, 2009, there were no allowances for doubtful accounts based on the review of the above factors. There were no write-off’s for the three months ended March 31, 2010 and 2009. The Company does not have any off-balance sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of March 31, 2010, the Company has incurred and capitalized into construction-in-progress $8,245,669 of construction costs and $1,273,468 of capitalized interest for a balance of $9,519,137.  As of December 31, 2009, the Company had incurred and capitalized into construction-in-progress $8,130,380 of construction costs and $642,551 of capitalized interest.  The estimated cost to be incurred in 2010 to complete the project is approximately $497,300.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

3. Summary of Significant Accounting Policies (Continued)

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Interest cost capitalized	$630,918	$62,012
Interest cost charged to income	--	48,352
	$630,918	$110,364

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (U.S. Dollars) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $6,795 and ($36,845), for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, the exchange rate was 6.8259 Yuan and 6.8339 Yuan per U.S. Dollar, respectively.

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of March 31, 2010, the Company has no sales or contracts that included multiple deliverables that would fall under the accounting guidance.

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
March 31, 2010 and 2009

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a “Wholly Foreign Owned Enterprises” at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a Wholly Foreign Owned Enterprise. On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years.

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

Fair value of financial instruments - The Company applies the provisions accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  The accounting guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  March 31, 2010 and December 31, 2009 the fair value of cash, trade accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Fair Value Measurements – On January 1, 2008 the Company adopted accounting guidance that establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The accounting guidance applies to fair value measurements required by existing accounting guidance and does not require any new fair value measurements.

On January 1, 2009 the Company adopted accounting guidance for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by, which provided a deferral of such provisions until 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

3. Summary of Significant Accounting Policies (Continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at March 31, 2010.

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

Recent accounting pronouncements

 In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. On January 1, 2010 the Company adopted this amended accounting guidance, the adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities,  including removing the concept of qualified special purpose entities.   This guidance must be applied to transfers occurring on or after the effective date. On January 1, 2010 the Company adopted this amended accounting guidance, the adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. On January 1, 2010 the Company adopted this amended accounting guidance, the adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

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
March 31, 2010 and 2009

4. Concentrations of Business and Credit Risk (Continued)

Because the Company is dependant on foreign trade in PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of March 31, 2010 none of the U.S. cash balances are in excess of insured amounts.

Milk powder is historically 75% to 95% of our total sales. Dairy product consumption in China has historically been lower than in many other countries in the world. Growing interest in milk products in China is a relatively recent phenomenon which makes the market for our products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for the Company’s products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of our products in particular. There is substantial risk that the market may not accept or be receptive to the Company’s products.  Market acceptance of the Company’s current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of the Company’s products make them superior to competitive products and justify their pricing.  The Company’s current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit the Company’s revenues and profitability.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable, the balances of which are stated on the balance sheet. Concentration of credit risk with respect to trade accounts receivable is limited due to the Company's large number of diverse customers in different locations in the PRC. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the three months ended March 31, 2010 and 2009, no single customer accounted for 10% or more of sales revenues.

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

5. Inventory

As of March 31, 2010 and December 31, 2009 inventory consists of the following:

	2010	2009
Raw materials	$1,402,309	$689,984
Work-in-process	445,679	579,806
Finished goods	64,794	20,365
Repair parts	8,246	8,333
	$1,921,028	$1,298,488

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

6. Other Current Assets

As of March 31, 2010 and December 31, 2009, other current assets consist of the following:

	2010	2009
Advances to milk suppliers	$376,412	$368,566
Advances to construction contractor	4,332,029	-
Advances to staff	9,285	15,496
Deposit on contract	194,670	71,598
Prepaid loan costs	540,083	828,725
Prepaid expenses	1,361	8,364
	$5,453,840	$1,292,749

7. Property, Plant, and Equipment

As of March 31, 2010 and December 31, 2009, Property, Plant, and Equipment consist of the following:

	2010	2009
Building	$3,768,592	$3,767,984
Plant and Machinery	3,227,630	3,227,110
Motor vehicles	567,519	526,597
Dairy cows	256,209	253,439
Office equipment	77,639	76,616
	7,897,589	7,851,746
Less: Accumulated depreciation	(2,037,572)	(1,905,416)
	$5,860,017	$5,946,330

Depreciation expenses totaled $131,819 and $123,659 for the three months ended March 31, 2010 and 2009, respectively, of which $90,027 and $89,845 were included as a component of cost of goods sold for the three months ended March 31, 2010 and 2009, respectively.

8. Construction-in-progress

	March 31, 2010	December 31, 2009
Construction in progress	$9,519,137	$8,772,931

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

9. Intangible Assets

	March 31, 2010	December 31, 2009
Land use rights	$1,355,807	$1,355,589
Patents	53,180	53,171
	1,408,987	1,408,760
Less: Accumulated amortization	(76,674)	(67,226)
	$1,332,313	$1,341,534

For the three months ended March 31, 2010 and 2009, amortization expenses totaled $9,436 and $9,424, respectively.

Amortization expense is estimated to be $37,744 for each of the next five years.

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

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended March 31,
	2010	2009
U.S. Operations	$(5,583,000)	$(510,600)
Chinese Operations	3,708,000	2,401,100
	$(1,875,000)	$1,890,500

The components of the provision for income taxes are approximately as follows:

	Three Months Ended March 31,
	2010	2009
Federal, State and Local	$-	$-
PRC -Federal and Local	421,500	337,800
	$421,500	$337,800

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

10. Income Taxes (Continued)

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended March 31,
	2010	2009
Income tax provision at Federal statutory rate	$(637,600)	$642,800
State income taxes, net of Federal benefit	-0-	113,500
U.S. tax rate in excess of foreign tax rate	(333,700)	(168,100)
Abatement of foreign income taxes	(505,500)	(452,600)
Increase in valuation allowance	1,898,300	202,200
Tax provision	$421,500	$337,800

The Company has a U.S. net operating loss carryforward of approximately $11,868,000 as of March 31, 2010, which expires in 2030. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of March 31, 2010.

The change in the valuation allowance as of March 31, 2010 and 2009 was $1,898,300 and $202,200, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended March 31,
	2010	2009
Tax Saving	$505,500	$452,600
Benefit per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Had the tax exemption not been in place for the three months ended March 31, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Three Months Ended March 31,
	2010	2009
Net (loss) income before tax provisions, as reported	$(1,875,100)	$1,890,500
Less tax provision not exempted	421,500	337,800
Less tax provision exempted	505,500	452,600
Proforma Net income (loss)	$(2,802,100)	$1,100,100
Proforma Net income (loss) per share
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

11. Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three months ended March 31, 2010 and 2009, respectively, the Company contributed $32,668 and $43,130 in pension contributions.

12. Accounts Payable and Accrued Expenses

At March 31, 2010 and December 31, 2009 accounts payable and accrued expenses consisted of:

	March 31, 2010	December 31, 2009
Accounts payable	$2,659,045	$2,308,866
Accrued payroll	55,033	306,011
Accrued interest	227,820	71,570
Economic development advance	43,950	43,943
Accrued insurance	40,990	187,408
	$3,026,838	$2,917,798

13. Notes Payable

At March 31, 2010 and December 31, 2009 notes payable consisted of the following:

	March 31, 2010	December 31, 2009
Notes dated June, 2008, due December 31, 2010 with a interest rate of 10%,	$2,573,301	$2,573,301
Notes dated November, 2008 due May 10, 2010 with a interest rate of 10%	500,000	500,000
Note dated November, 2009 due November 30, 2010 with a interest rate of 10%	1,750,000	1,750,000
Notes dated December, 2009 due December 24, 2010 with a interest rate of 10%, net of debt discount of $543,805 and $729,830 at March 31, 2010 and December 31, 2009, respectively	1,206,196	1,020,171
	$6,029,497	$5,843,472

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

14. Equity

Warrants

Information with respect to stock warrants outstanding as of March 31, 2010 are as follows:

Exercise Price	Outstanding December 31, 2009	Granted	Modified, Expired or Exercised	Outstanding March 31, 2010	Expiration Date
$0.75	-0-	-0-	373,334	373,334	4/6/2010
$0.94	373,334	-0-	(373,334)	-0-	10/09/2010
$1.20	-0-	-0-	499,522	499,522	4/6/2010
$1.50*	-0-	-0-	833,811	833,811	8/02/2011
$2.04*	578,884	-0-	-0-	578,884	8/01/2012
$2.04*	327,306	-0-	(30,675)	296,631	8/11/2012
$1.63*	235,583	-0-	-0-	235,583	8/11/2012
$1.63*	195,000	-0-	-0-	195,000	6/12/2013
$1.63*	75,000	-0-	-0-	75,000	6/20/2013
$1.63	97,500	-0-	-0-	97,500	12/31/2011
$1.63	100,000	-0-	-0-	100,000	11/10/2012
$1.63	120,000	-0-	-0-	120,000	11/30/2012
$1.63	536,809	-0-	-0-	536,809	12/24/2012
$1.63	789,536	-0-	-0-	789,536	12/31/2012
$1.63	-0-	-0-	184,049	184,049	4/6/2010
$3.26*	-0-	-0-	981,747	981,747	8/02/2011
$3.26*	-0-	-0-	1,423,372	1,423,372	8/11/2011
$2.61	75,000	-0-	-0-	75,000	11/10/2011

*	On January 28, 2010 the Company’s registration statement became effective which extended the expiration date of the warrants.

As of March 31, 2010 all outstanding warrants are exercisable.

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
March 31, 2010 and 2009

14. Equity (Continued)

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

The fair value of the warrants as of January 28, 2010 before modification of the terms was calculated to be $759,035. The fair value of the warrants as of January 28, 2010 after modification of the terms was calculated to be $5,780,704.  The incremental change in the value of the warrants is $5,021,669, which was recorded to liquidated damages in the three months ended March 31, 2010.

Warrant Tender Offer

On February 10, 2010 the Company commenced an offer (the “Third Offer”) to the holders of the Warrants to voluntarily exchange any or all of the Warrants for amended warrants exercisable at reduced exercise prices (“Amended Warrants”).  The reduced exercise prices of the Amended Warrants depended on the exercise prices applicable to the Warrants, as follows:

•
373,334 Original Warrants to purchase shares of Common Stock at an exercise price of $0.94 per share, were eligible to be exchanged for Amended Warrants exercisable at a reduced price of $0.75 per share,

•
1,333,333 Original Warrants to purchase shares of Common Stock at an exercise price of $1.50 per share, were eligible to be exchanged for Amended Warrants exercisable at a reduced price of $1.20 per share,

•
235,583 Original Warrants to purchase shares of Common Stock at an exercise price of $1.63 per share, were eligible to be exchanged for Amended Warrants exercisable at a reduced price of $1.30 per share,

•
906,190 Original Warrants to purchase shares of Common Stock at an exercise price of $2.04 per share, were eligible to be exchanged for Amended Warrants exercisable at a reduced price of $1.63 per share, and

•
2,526,208 Original Warrants to purchase shares of Common Stock at an exercise price of $3.26 per share, were eligible to be exchanged for Amended Warrants exercisable at a reduced price of $1.63 per share.

The only differences between the Warrants and the Amended Warrants that were offered, related to (i) the lower exercise prices, (ii) the shortening of the exercise period to twenty (20) days following the expiration of the Third Offer, (iii) the deletion of the provision that holders may not exercise their Warrants if the exercise will cause them and their affiliates to beneficially own an aggregate of more than 9.9% of the outstanding shares of Common Stock of the Company, and (iv) the requirement that the exercise price must be paid in cash, as a cashless exercise of the Amended Warrants will not be accepted.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
14. Equity (Continued)

On March 17, 2010 the Company closed the Third Offer with the following Warrants exchanged:

•	a total of 373,334 Warrants with exercise prices of $0.94 per share were exchanged for Amended Warrants with reduced exercise prices of $0.75 per share;

•	a total of 499,522 Warrants with exercise prices of $1.50 per share were exchanged for Amended Warrants with reduced exercise prices of $1.20 per share;

•	no Warrants with exercise prices of $1.63 per share were exchanged for Amended Warrants with reduced exercise prices of $1.30 per share;

•	a total of 30,675 Warrants with exercise prices of $2.04 per share were exchanged for Amended Warrants with reduced exercise prices of $1.63 per share; and

•	a total of 153,374 Original Warrants with exercise prices of $3.26 per share were exchanged for Amended Warrants with reduced exercise prices of $1.63 per share.

As of April 6, 2010 (a) one holder of Amended Warrants exercised all 184,049 of his Amended Warrants, at an aggregate exercise price of approximately $300,000; and (b) one holder of Amended Warrants applied $879,427 of principal and interest due to him under a 10% promissory note in the principal amount of $856,890, due on December 31, 2010, to the exercise of (i) 373,334 of his Amended Warrants, at an exercise price of $0.75 per share, and (ii) 499,522 of his Amended Warrants, at an exercise price of $1.20 per share.

Shares Issued For Services

On March 18, 2010 the Company issued 180,000 shares of the Company’s common stock with a fair value of $250,200 to an employee for services in 2009.  The $250,200 was accrued as compensation expense for the year ended December 31, 2009, and was included in accrued payroll at December 31, 2009.

Return of Shares

On March 18, 2010, Yang Yong Shan, the Company’s Chairman, Chief Executive Officer and President, returned 180,000 shares of the Company’s common stock to the Company as a capital contribution.  The 180,000 shares have been returned to the Company’s number of authorized but unissued shares of common stock. The $180 par value of the shares was transferred from common stock to additional paid-in capital as of March 18, 2010.

15. Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The balance of these reserves at March 31, 2010 and December 31, 2009, was $3,191,614 and $1,834,742, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

16. Earnings Per Share

Accounting guidance requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations.

For the three months ended March 31, 2010 stock options of 1,463,200 and outstanding warrants to purchase 7,395,598 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the three months ended March 31, 2009, dilutive shares include outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and warrants to purchase 1,333,333 shares at an exercise price of $1.50. Warrants to purchase 6,627,203 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2010:
Net income	$(2,296,644)
Basic EPS income available to common shareholders	$(2,296,644)	32,945,823	$(0.07)
Effect of dilutive securities:
Warrants		--
Stock options	—	--
Diluted EPS income available to common shareholders	$(2,296,644)	32,945,823	$(0.07)

For the three months ended March 31, 2009:
Net income	$1,552,706
Basic EPS income available to common shareholders	$1,552,706	29,415,137	$0.05
Effect of dilutive securities:
Warrants	—	95,714
Diluted EPS income available to common shareholders	$1,552,706	29,510,851	$0.05

17. Equity Incentive Plan

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
March 31, 2010 and 2009

17. Equity Incentive Plan (Continued)

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

Total share-based compensation costs included on the Condensed Consolidated Statements of Income were $213,361 and $18,508 during the three months ended March 31, 2010 and 2009, respectively. All share-based compensation costs are included in selling expenses and administrative expenses.

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

No options were granted during the three months ended March 31, 2010.

Share Options

A summary of the Company’s outstanding share option award grants as of March 31, 2010 and changes during the three months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2009	1,463,200	$1.14
Granted	-0-	--
Exercised	-0-	--
Expired	-0-	--
Forfeited	-0-	--

Outstanding at March 31, 2010	1,463,200	$1.14	9.29	$583,656
Vested and expected to vest at March 31, 2010	1,463,200	$1.14	9.29	$583,656
Exercisable at March 31, 2010	351,600	$0.42	8.93	$291,828

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

17. Equity Incentive Plan (Continued)

As of March 31, 2010, there was $608,593 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 1.12 years.

18. Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $10,338,563 of which $8,787,779 has been paid.  The remaining $1,550,784 will be paid on delivery and completion of installation of the equipment in 2010.

The Company has advances to milk suppliers of $376,412 which will be offset against future milk purchases from those suppliers (see Note 6, Other Current Assets).

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

19. Operating Leases

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. The Company also leases office space which expires September 2010.  For the three months ended March 31, 2010 and 2009, the Company incurred rental expense of $19,030 and $39,293, respectively. As of March 31, 2010, the Company had outstanding lease commitments totaling $328,878, all of which are $138,147 is due within the one year and $190,731 in the second year.

Emerald Dairy, Inc and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

20. Subsequent Events

Management has evaluated subsequent events from March 31, 2010 to May 17, 2010, the date which our financial statements have been issued and were available to be issued, and has concluded the following events should be reported during this period.  Subsequent events that may occur after May 17, 2010 have not been evaluated in the financial statements as of March 31, 2010.

On April 6, 2010, the holder of the Company’s 10% promissory notes in the principal amount of $856,890, due on December 31, 2010 (the “Note”), requested that the Company apply the $879,427 balance due to him under the Note (which balance included $19,537 of accrued and unpaid interest) to the holder’s exercise of (a) 373,334 of his Amended Warrants, at an exercise price of $0.75 per share, and (b) 499,522 of his Amended Warrants, at an exercise price of $1.20 per share.  The Company’s Board approved the request and, accordingly, on April 6, 2010 the holder exercised the Amended Warrants, the Company issued 872,856 shares of its common stock to the holder, and the Note was cancelled.

On April 6, 2010 one holder of Amended Warrants exercised all 184,049 of his Amended Warrants, at an exercise price of $1.63 per share, resulting in gross proceeds to the Company of approximately $300,000.

Following the exercise of the Amended Warrants, the Company had 34,002,728 shares of common stock issued and outstanding (not including an additional 1,944,444 shares of common stock of the Company currently being held in treasury).

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

For the three months ended March 31, 2010 and 2009, the Company’s sales revenues from various products are as follows:

	Three Months Ended March 31,
	2010	2009
Milk powder	$12,424,193	$9,270,354
Soybean milk powder	382,471	287,039
Rice powder	444,587	320,090
Sub-contract processing	1,001,605	979,069
	$14,252,856	$10,856,552

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

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 94.2%, 3.1% and 2.7% of our sales, respectively. Through our network of over 1,100 salespeople, our products are distributed throughout 20 provinces in the People’s Republic of China (“PRC”), and sold in over 6,000 retail outlets.

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

Initially, this new facility will have one production line, with the capacity to produce 9,000 tons of milk power annually. A second production line can be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We anticipate that production at this new facility will commence on or around the end of the second quarter of fiscal 2010, provided we are able to raise the additional $1.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future. We are currently in negotiations with potential sources which may provide this financing. The cost to add a second production line, would be an additional $15.0 million. We plan to raise the funds needed for the second production line from the capital market through private or public equity and/or debt offerings. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heilongjiang Xing An Ling Dairy, Co., a PRC company (“XAL”), which handles our promotion, sales and administrative functions;

•	Heilongjiang Be’ian Nongken Changxing Lvbao Dairy Limited Liability Company, a PRC company (“Lvbao”), which handles production of our products in Be’ian City, Heilongjiang Province, PRC; and

•
Hailun Xinganling Dairy Co., Ltd., a PRC company (“HXD”), which, upon completion of the first production line of our new facility, will handle additional production of our products in Hailun City, Heilongjiang Province, PRC.

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

Recent Developments

Second Amendment to November 2008 Promissory Note

As of May 10, 2010, we entered into a second amendment (the “Second Amendment to November 2008 Purchase Agreement”) to a purchase agreement we originally entered into in connection with our November 2008 private placement (“November 2008 Offering”) of a promissory note in the principal amount of $500,000, as previously amended on November 10, 2009 (the “Amended November 2008 Note”), and warrants to purchase 50,000 shares (the “November 2008 Investor Warrants”).  Pursuant to the Second Amendment to November 2008 Purchase Agreement:

•
On May 11, 2010, we paid the investor in the November 2008 Offering (the “November 2008 Investor”) $75,000, representing the full amount of accrued and unpaid interest due on the Amended November 2008 Note as of May 10, 2010;

•
We agreed that within thirty (30) days we will repay to the November 2008 Investor the full $500,000 principal amount due under the Amended November 2008 Note, plus additional interest, at a rate of 15% per annum, accrued from May 10, 2010 through the date of repayment; and

•
As additional consideration, we agreed to issue to the November 2008 Investor a total of: (a) 5,000 restricted shares of our common stock, if the full amount due under the Amended November 2008 Note is repaid to the November 2008 Investor on or before May 25, 2010, or (b) 10,000 restricted shares of our common stock, if the full amount due under the Amended November 2008 Note is repaid to the November 2008 Investor after May 25, 2010, but on or before June 9, 2010.

The rights and obligations under the Amended November 2008 Note is further described in “-- Liquidity and Capital Resources -- Promissory Notes” below.

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

As of April 6, 2010: (a) one holder of Amended Warrants exercised all 184,049 of his Amended Warrants, at an aggregate exercise price of approximately $300,000; and (b) one holder of Amended Warrants applied $879,427 of principal and interest due to him under a 10% promissory note in the principal amount of $856,890, due on December 31, 2010, to the exercise of (i) 373,334 of his Amended Warrants, at an exercise price of $0.75 per share, and (ii) 499,522 of his Amended Warrants, at an exercise price of $1.20 per share.

See Note 14 of the Notes to our consolidated financial statements for additional information concerning the Third Warrant Tender Offer.

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

The fair value of the October 2007 Warrants prior to modification of the terms was calculated to be $759,035. The fair value of the October 2007 Warrants after modification of the terms was calculated to be $5,780,704. The $5,021,669 incremental change in the fair value of the October 2007 Warrants has been recorded as liquidated damages as of March 31, 2010.

 See Note 14 of the Notes to our consolidated financial statements for additional information concerning the extension of the expiration dates of the October 2007 Warrants.

Second Amendment to June 2008 Promissory Notes

As of December 31, 2009, we entered into a second amendment (the “Second Amendment to June 2008 Purchase Agreements”) to purchase agreements we originally entered into in connection with our June 2008 private placement (“June 2008 Offering”) of an aggregate principal amount of $2,250,000 promissory notes (the “June 2008 Notes”) and 225,000 warrants (the “June 2008 Investor Warrants”). Pursuant to the Second Amendment to June 2008 Purchase Agreements:

•	the Maturity Date of the indebtedness represented by the June 2008 Notes was extended from December 31, 2009 to December 31, 2010;

•
accrued and unpaid interest on the June 2008 Notes, in the aggregate amount of $323,301, was added to the principal amount outstanding (resulting in an aggregate principal balance of $2,573,301 immediately after the Second Amendment to June 2008 Purchase Agreements reflected in the Amended June 2008 Notes defined below);

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

On April 6, 2010, at the request of the holder of our Amended June 2008 Note in the principal amount of $856,890, we applied the $879,427 balance due to him under this (which balance included $22,537 of accrued and unpaid interest) to the holder’s exercise of (a) 373,334 of his Amended Warrants, at an exercise price of $0.75 per share, and (b) 499,522 of his Amended Warrants, at an exercise price of $1.20 per share.

The rights and obligations under the remaining Amended June 2008 Note are further described in “-- Liquidity and Capital Resources -- Promissory Notes” below.

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

The rights and obligations under the December 2009 Notes are further described in “-- Liquidity and Capital Resources -- Promissory Notes” below.

November 2009 Term Loan

On November 30, 2009, we entered into a Loan Agreement with an unrelated third party (the “Lender”), pursuant to which we borrowed $1,750,000 from the Lender (the “November 2009 Term Loan”), in consideration for which we issued the Lender a promissory note (the “Term Loan Note”). We have applied the gross proceeds from the Term Loan primarily toward (i) the cost of equipping the first production line of our newly-constructed milk powder processing facility located in Hailun City, Heilongjiang Province, PRC, (ii) the payment of expenses incurred in connection with the November 2009 Term Loan, and (iii) general working capital purposes.

The rights and obligations under the Term Loan Note are further described in “-- Liquidity and Capital Resources -- Promissory Notes” below.

Payment of Liquidated Damages

We entered into registration rights agreements (the “Registration Rights Agreements”) with the investors in our October 2007 Private Placements (the “October 2007 Investors”). Pursuant to the Registration Rights Agreements, we were required to pay liquidated damages to the investors, if we failed to satisfy certain registration requirements, as further described in “-- Liquidity and Capital Resources -- Registration Rights and Liquidated Damages” below.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in the PRC outstrips supply by at least 2-to-1.  In recent years, our production capabilities have not been able to keep up with demand for our products. We have commenced construction of a new production facility in Hailun City with an initial annual production capacity of 9,000 tons of milk powder, which is expected to start production by the end of the second quarter of 2010, provided we are able to raise the additional $1.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future. We are currently in negotiations with potential sources which may provide this financing. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

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

Label Milk Products

Currently, there are no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd.  We plan to create an organic label product line by the end of fiscal 2010. We will need to test the market to determine demand for organic milk products. Initially, we expect sales of organic milk powder to be insignificant. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will become increasingly popular in the PRC. Over time, this should help increase our revenues.

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

Results of Operations

Three-Month Period Ended March 31, 2010 Compared to Three-Month Period Ended March 31, 2009

The following summarizes changes in our operations for the three months ended March 31, 2010 and 2009. Net income decreased by $3,849,350, from $1,552,706 in the three months ended March 31, 2009, to a loss of $2,296,644 for the three months ended March 31, 2010. The decrease in net income during the three months ended March 31, 2010, as compared to the same time period in the prior year, was due to liquidated damages during the current year, which were paid through our issuance of shares of our common stock, which offset an increase in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended March 31,
	2010	2009
Sales	$14,252,856	$10,856,552
Cost of Goods Sold	7,153,772	5,848,675
Gross Profit	$7,099,084	$5,007,877

Sales. Sales volume increased by 499 metric tons, or 23.8%, to 2,599 metric tons for the three months ended March 31, 2010, from 2,100 metric tons for the three months ended March 31, 2009. Sales revenues increased by $3,396,304, or 31.3%, from $10,856,552 in the three months ended March 31, 2009, to $14,252,856 for the three months ended March 31, 2010. This increase was due to an increase in the quantity of products we sold, as well as an increase in the average selling price for our products, by $314 per metric ton, as compared to the three months ended March 31, 2009, resulting from our increased production of our high end product line in the first quarter of 2010.

Sales by product line.  A break-down of our sales by product line for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,						Period-on-period
	2010			2009
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance
Milk powder	1,958	12,424,193	87.2	1,529	9,270,354	85.4	429
Rice powder	78	444,587	3.1	56	320,090	2.9	22
Soybean powder	233	382,471	2.7	153	287,039	2.7	80
Subcontracting	330	1,001,605	7.0	362	979,069	9.0	(32)
Total	2,599	14,252,856	100.0	2,100	10,856,552	100.0	499

There were various changes to the break-down of sales among our product lines over the three months ended March 31, 2010, as we increased production in most all lines, but attempted to adjust our sales mix to higher margin products, and away from subcontracting. Milk powder accounted for 87.2% of first quarter 2010 sales mix, at an average selling price of $6,345 per metric ton, as compared to 85.4% of first quarter 2009, at an average selling price of $6,063 per metric ton. The increase in sales price per metric ton for milk powder resulted from our continued shift to increase production of our high end product line in the first quarter of 2010. Rice powder accounted for 3.1% of our sales mix for the three months ended March 31, 2010, at an average selling price of $5,700 per metric ton, as compared to 2.9% of our sales mix in the three months ended March 31, 2009, at an average selling price of $5,716 per metric ton. Soybean powder accounted for 2.7% of our sales mix for the three months ended March 31, 2010, at an average selling price of $1,642 per metric ton, as compared to 2.7% of our sales mix in the three months ended March 31, 2009, at an average selling price of $1,876 per metric ton. The decrease in sales price per metric ton for soybean powder resulted from our reduction in price of soybean powder to stay competitive in the first quarter of 2010. We decreased our subcontract production during the three months ended March 31, 2010 to 7.0% of the sales mix, at an average selling price of $3,035 per metric ton, as compared to 9.0% of the sales mix in the three months ended March 31, 2009, at an average sales price of $2,705 per metric ton.

A breakdown of our average selling price by product line for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
Average selling prices	2010	2009	Variance
	$	$	$	%
Milk powder	6,345	6,063	282	4.7
Rice powder	5,700	5,716	(16)	(0.3)
Soybean powder	1,642	1,876	(234)	(12.5)
Subcontracting	3,035	2,705	330	12.2
Total	5,484	5,170	314	6.1

Cost of Goods Sold.  Cost of goods sold increased by $1,305,097, or 22.3%, from $5,848,675 in the three months ended March 31, 2009, to $7,153,772 for the three months ended March 31, 2010. This increase was directly related to our increased production during the three months ended March 31, 2010. Overall our cost per metric ton decreased by $32, or 1.1%, to $2,753 per metric ton in the three months ended March 31, 2010, as compared to $2,785 per metric ton in three months ended March 31, 2009, due to decreases in the price of raw materials we use to produce our products.

A breakdown of cost of sales by product line for the years ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009	Variance
	$	$	$	%
Cost of sales
Milk powder	5,821,847	4,632,692	1,189,155	25.7
Rice powder	174,348	125,525	48,823	38.9
Soybean powder	265,605	215,280	50,325	23.4
Subcontracting	891,972	875,178	16,794	1.9
Total	7,153,772	5,848,675	1,305,097	22.3

Cost per units sold(per ton)
Milk powder	2,973	3,030	(57)	(1.9)
Rice powder	2,235	2,242	(7)	(0.3)
Soybean powder	1,140	1,407	(267)	(19.0)
Subcontracting	2,703	2,418	285	11.8
Average cost per unit sold	2,753	2,785	(32)	(1.1)

Gross Profit. Gross profit was $7,099,084, or 49.8% of our sales for the three months ended March 31, 2010, as compared to gross profit of $5,007,877, or 46.1%, for the three months ended March 31, 2009. During the three months ended March 31, 2010, our gross margin on milk powder increased to 53.1%, from 50.0% in the same period of the prior year, due to an increase in the average sales price of 4.7%, while there was a 1.9% decrease in the cost per metric ton from the three months ended March 31, 2009. The gross margin for soybean powder increased 5.6% to 30.6% in the three months ended March 31, 2010, as compared to 25.0% in the three months ended March 31, 2009, due to an decrease in the average cost per ton of 19.0% in the three months ended March 31, 2010 as compared to the same period in 2009.

A breakdown of gross margin by product line for the years March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,				Period-on-period
	2010		2009
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance
Milk powder	6,602,346	53.1	4,637,662	50.0	3.1
Rice powder	270,239	60.8	71,759	60.8	--
Soybean powder	116,866	30.6	194,565	25.0	5.6
Subcontracting	109,633	10.9	103,891	10.6	0.3
Total	7,099,084	49.8	5,007,877	46.1	3.7

Operating Expenses

	For the Three Months Ended March 31,
	2010	2009
Operating Expenses
Selling and administrative expenses	$3,902,390	$3,026,704
Liquidated damages	5,021,669	-
Depreciation and amortization	51,228	43,238
Total operating expenses	$8,975,287	$3,069,942

Selling Expenses. Selling expenses overall increased by $805,383, or 34.4%, from $2,340,654 in the three months ended March 31, 2009, to $3,146,037 for the three months ended March 31, 2010. The major factors in the decrease in selling expenses are as follows:

•	Advertising expenses increased by $108,984, or 44.3%, to $354,742 in 2010, from $245,758 in 2009, due to an increased marketing campaign in 2010.

•	Promotion expenses increased by $586,635, or 633.3%, to $679,270 in 2010, from $92,635 in 2009, as we increased our marketing as compared to 2009.

•	Outdoor promotion expenses increased by $113,065, or 70.1%, to $274,385 in 2010, from $161,320 in 2009, as a result of our increased marketing campaign in 2010.

•	Selling salary expenses increased by $115,526, or 21.1%, to $662,497 in 2010, from $546,971 in 2009, as a result of our increased marketing campaign in 2010.

These increases were partially offset by a decrease in entertainment expenses of $42,150, or 28.4%, to $106,312 in 2010, from $148,462 in 2009, as part of readjusting our marketing campaign to increase brand awareness and sales.

Rather than using a wholesaler, our sales people deal directly with the retail outlets. This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses increased by $70,303, or 10.2%, from $686,050 in three months ended March 31, 2009, to $756,353 for the three months ended March 31, 2010. The major factors in the increase in administrative expenses are as follows:

•	Increase of salary and stock option expenses of $238,297, or 178.4%, to $371,879 in 2010, from $133,582 in 2009, as a result additional stock options granted in late 2009.

•	Increase in travel expenses of $10,197, or 20.4%, to $60,118 in 2010, from $49,921 in 2009, as a result of increase in cost of travel during 2010.

These increases were partially offset by a decrease of $126,848 in legal and accounting expense as compared with 2009 and a decrease in consultation expenses of $48,750 as compared with 2009. We required less time in preparation of our regulatory filings in the current year and did not use the services of the consultant that was used in the 2009.

Liquidated Damages. The company recorded $5,021,669 in liquidated damages during the three months ended March 31, 2010 from the extension of warrants previously issued by the Company to satisfy certain registration rights provisions. There was no similar expense in the first fiscal quarter of 2009. See Note 14 of the Footnotes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

	For the Three Months Ended March 31,
	2010	2009
Provision for Income Taxes
Current	$421,499	$337,830
Deferred	—	—
	$421,499	$337,830

Provision for Income Taxes. Income taxes increased by $83,669, or 24.8%, from $337,830 for the three months ended March 31, 2009, to $421,499 for the three months ended March 31, 2010. This increase was due to the increase in our taxable income in our operating subsidiaries.

Liquidity and Capital Resources

Uses of Capital

	For the Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$2,560,421	$70,044
Net cash used in investing activities	(9,569,697)	(4,933)
Net cash provided (used in) by financing activities	$-	$758,230

Net Cash Provided By Operating Activities.  For the three months ended March 31, 2010, $2,560,421 was provided by operating activities, compared with $70,044 provided by operating activities for the three months ended March 31, 2009. Our net cash flows provided from operating activities during 2010 increased due to the following factors:

•	Operations provided $2,634,748 of net cash during the three months ended March 31, 2010.

•	Trade accounts receivable decreased by $298,933, due to the increased collections during the period.

•	Inventory increased by $622,331, due to adjustments from increased sales of our products during the current period.

•	Other current assets decreased by $171,145, due the increase in our level of production during 2010.

•	Accounts payable and accrued expenses increased by $358,770 at March 31, 2010 due to increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the three months ended March 31, 2010, we used $9,569,697 in investing activities, compared with $4,933 used in investing activities for the three months ended March 31, 2009. The $9,569,697 was primarily for the construction and equipping of our new production facility.

Net Cash Provided By Financing Activities.  For the three months ended March 31, 2010 there was no cash provided by financing activities, compared with $758,230 provided by financing activities for the three months ended March 31, 2009. We raised $758,230 through the exercise of warrants during the three months ended March 31, 2009, in connection with the consummation of warrant tender offers.

General

Cash and cash equivalents at March 31, 2010 decreased by approximately 51.9% to $6,482,593, from $13,486,429 at December 31, 2009. Working capital increased from approximately $17.3 million at December 31, 2009, to approximately $19.9 million at March 31, 2010, including cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2009. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

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

In July 2008, we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC. The first phase of this project has cost an aggregate of approximately $20.0 million, including land use rights, construction expenses and equipment costs. Upon completion of the first phase, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually. We anticipate that production at this new facility will commence on or around the end of the second quarter of fiscal 2010, provided we are able to raise the additional $1.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future.  We are currently in negotiations with potential sources which may provide this financing. In the second phase, a second production line may be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We believe the cost to add a second production line would be an additional $15.0 million.

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

We used the proceeds we received from the First Warrant Tender Offer, Second Warrant Tender Offer, November 2009 Term Loan and December 2009 Note Offering for the construction and equipping of our new production facility, to pay expenses related to these transactions, and for general working capital purposes. We anticipate that production at this new facility will commence on or around the second quarter of fiscal 2010, provided we are able to raise the additional $1.0 million we believe will be required to complete the equipping of the first production line in satisfaction with proposed more stringent government manufacturing standards expected to be adopted in the near future. We are currently in negotiations with potential sources which may provide this financing.

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

In addition to constructing our new production facility, we have purchased an office building located in Heilongjiang Province, PRC, for approximately $1.8 million, which serves as our corporate headquarters. The purchase price of this building was paid out of our retained earnings.

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

We did not satisfy these registration requirements and, as a result, accrued a total of $1,201,998 in liquidated damages and $172,900 in interest. As of October 5, 2009, we issued an aggregate of 775,833 shares in full payment of the liquidated damages and interest, as further described in “-- Recent Developments -- Payment of Liquidated Damages” above.

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

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in Risk Factors commencing on page 14 of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K/A”) for more information.

Warrants

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 6,383,336 shares of our common stock, of which:

•	833,811 are exercisable at a price of $1.50 per share;

•	2,149,248 are exercisable at a price of $1.63 per share;

•	44,643 are exercisable at a price of $1.68 per share;

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	2,405,119 are exercisable at a price of $3.26 per share.

If all of the warrants are exercised at their reduced exercise prices, we will receive gross proceeds of approximately $14.7 million, although there can be no assurance that any of these warrants will be exercised.

We also have an additional:

•	160,000 warrants, which vest as to 25% of the underlying shares on each of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011; and

•	714,286 warrants, which may become exercisable at a price of $1.68 per share if certain conditions are met by June 30, 2010.

Promissory Notes

The Amended June 2008 Note

The remaining Amended June 2008 Note has a principal balance of $1,716,411, which bears interest at a rate of 10% until Amended June 2008 Note becomes due and payable on December 31, 2010. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the Amended June 2008 Note at any time without penalty, upon 15 days prior written notice. The holder of the Amended June 2008 Note has the right to be prepaid any amounts due under the Amended June 2008 Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the Amended June 2008 Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the Amended June 2008 Note if: (a) we fail to pay principal or interest when due on the Amended June 2008 Note; (b) we breach any material covenant or other material term or condition contained in the Amended June 2008 Note or securities purchase agreement entered into in connection with the June 2008 Offering, as amended (the “June Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the Amended June 2008 Note or the June Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the NYSE Amex Equities. Upon the occurrence of any Event of Default under the Amended June 2008 Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the Amended June 2008 Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Amended June 2008 Note or any other right or remedy afforded by law. Our repayment of amounts due under the Amended June 2008 Note is secured by a pledge of an aggregate of 2,104,950 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

The Amended November 2008 Note

The Amended November 2008 Note has a principal balance of $500,000, and bears interest at a rate of 10% until it becomes due and payable on June 9, 2010. The holder of the Amended November 2008 Note has the right to be prepaid any amounts due under his Amended November 2008 Note from the proceeds of any future offering we consummate resulting in gross proceeds of $6,500,000 or more. Otherwise, the terms and conditions of the Amended November 2008 Note are substantially similar to those of the Amended June 2008 Notes.

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

Dividends

We have not paid any dividends. In all likelihood, we will use our earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time. In addition, the Notes we issued in the Note Offering, further described in “-- Recent Developments -- Sale of Notes and Warrants” above, contain restrictive covenants on our payment of dividends, as further described in “Description of Securities -- Promissory Notes” above.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of March 31, 2010, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$1,550,785	$1,550,785	—	—	—
Construction contract	497,300	497,300	—	—	—
Debt Obligations	7,264,952	7,264,952	—	—	—
Advertising contract	1,429,564	1,429,564	—	—	—
Operating leases	328,878	138,147	190,731	—	—
Total:	$11,071,479	$10,880,748	190,731	—	—

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

During the first three months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K/A for the fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recently Enacted Accounting Standards

Refer to Note 3 to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which discusses new accounting pronouncements we recently adopted, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

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

As of March 31, 2010, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” contained in our Form 10-K/A. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Our management has taken and is continuing to take the following actions to improve our internal controls over financial reporting, including actions to remediate the identified material weaknesses:

●
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

●
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

●
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

●
Our management will hire additional, qualified accounting personnel at the Chinese operating unit level to enhance our financial reporting competencies. Our management will also continue to provide training to existing accounting personnel regarding our significant accounting policies and procedures.

●
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

●
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the interim period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Shares to Investor Relations Firm

As of January 1, 2009, we entered into an Investor Relations Consulting Agreement (the “IR Agreement”) with a consultant. Pursuant to the IR Agreement, in consideration for investor relations services to be provided to us by the consultant, the Company agreed to pay a monthly retainer of $9,000, consisting of (i) $4,500 in cash, and (ii) such number of shares of our restricted stock to be determined by dividing $4,500 by 85% of the average closing trading price of our common stock for the first ten trading days of the applicable month, capped at 10,588 shares per month. On January 15, 2010, we issued 18,632 restricted shares of common stock to the consultant for services provided to us between July 1, 2009 and December 31, 2009.

We believe the issuance of the 18,632 shares pursuant to the IR Agreement is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Shares to Vice President of Sales

As of March 18, 2010, we issued of 180,000 restricted shares of our common stock to Niu Wan Chen, our Vice President of Sales, as additional compensation for services he rendered to us in fiscal 2009.

We believe the issuance of these shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

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

EMERALD DAIRY INC.

Dated: May 17, 2010	By:	/s/ Yang Yong Shan
Yang Yong Shan
Chairman, Chief Executive Officer and President

Dated: May 17, 2010	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer and Secretary