Form 10-Q
period 2010-06-30
EMERALD DAIRY INC
filed 2010-08-16
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-52174

EMERALD DAIRY INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

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
☐ Yes     ☒ No

The registrant had 34,017,131 shares of common stock issued and outstanding as of July 31, 2010 (not including an additional 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)

Current Assets
Cash and cash equivalents	$11,328,951	$13,486,429
Trade accounts receivable, net	7,459,384	7,223,016
Inventory, net	1,567,638	1,298,488
Advances to equipment supplier	9,886,085	3,710,707
Other current assets	7,572,562	1,292,749
Total current assets	37,814,620	27,011,389

Property, plant and equipment
Property, plant and equipment, net	5,767,393	5,946,330
Contruction in progress	9,409,890	8,772,931
	15,177,283	14,719,261

Intangible assets, net	1,331,555	1,341,534

	$54,323,458	$43,072,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,263,668	$2,917,798
Notes payable, net of debt discount of $357,780 and $729,830 at June 30, 2010 and December 31, 2009, respectively	5,658,631	5,843,472
Other current liabilities	460,185	704,056
Current portion of long-term lease	997,084	-
Loan from shareholder	211,555	210,142
Total current liabilities	10,591,123	9,675,468

Long-term lease payable	3,012,383	-

Commitments and Contingencies (Note 18)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 35,976,575 and 34,890,267 issued and outstanding at June 30, 2010 December 31, 2009, respectively)	35,977	34,890
Treasury Stock (1,944,444 shares at June 30, 2010 and December 31, 2009, respectively)	(1,944)	(1,944)
Additional paid-in capital	25,037,259	17,003,093
Retained earnings (of which $3,191,614 and $1,834,742 are restricted at June 30, 2010 and December 31, 2009, respectively, for common welfare reserves)	13,305,727	14,318,425
Accumulated other comprehensive income	2,342,933	2,042,252
Total stockholders' equity	40,719,952	33,396,716
	$54,323,458	$43,072,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Sales	$13,309,502	$10,246,935	$27,562,358	$21,103,487

Cost of Goods Sold	6,794,707	5,639,310	13,948,479	11,487,985

Gross Profit	6,514,795	4,607,625	13,613,879	9,615,502

Operating Expenses
Selling expenses and administrative expenses	4,004,280	3,073,694	7,906,670	6,100,398
Liquidated damages	-	-	5,021,669	-
Depreciation and amortization	51,724	43,274	102,952	86,512
Total operating expenses	4,056,004	3,116,968	13,031,291	6,186,910

Other Income (Expense)
Interest income	1,077	2,191	2,135	3,144
Interest expense	(784,679)	48,352	(784,679)	-
Total other income (expense)	(783,602)	50,543	(782,544)	3,144

Net Income (Loss) Before Provision for Income Tax	1,675,189	1,541,200	(199,956)	3,431,736

Provision for Income Taxes
Current	391,243	278,064	812,742	615,894
	391,243	278,064	812,742	615,894

Net Income (Loss)	$1,283,946	$1,263,136	$(1,012,698)	$2,815,842

Basic Earnings (Loss) Per Share	$0.04	$0.04	$(0.03)	$0.10

Basic Weighted Average Shares Outstanding	33,941,295	29,658,726	33,446,310	29,537,604

Diluted Earnings (Loss) Per Share	$0.04	$0.04	$(0.03)	$0.09

Diluted Weighted Average Shares Outstanding	34,660,893	30,105,880	33,446,310	29,648,643

The Components of Other Comprehensive Income (Loss)
Net Income (Loss)	$1,283,946	$1,263,136	$(1,012,698)	$2,815,842
Foreign currency translation adjustment	444,016	16,406	454,311	(39,420)
Income tax related to other comprehensive income	(150,966)	(5,578)	(154,466)	13,403

Comprehensive Income (Loss)	$1,576,996	$1,273,964	$(712,853)	$2,789,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(1,012,698)	$2,815,842
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	283,526	266,374
Amortization of loan discount	372,050	43,944
Capitalized interest	(458,872)	(220,727)
Stock issued for services	34,657	33,475
Warrants modified for liquidated damages	5,021,669	-
Warrants modified for services	-	3,975
Warrants issued for services	90,137	-
Warrants issued for loan costs	79,991	-
Incentive stock options	385,891	75,688
Net change in assets and liabilities
Trade accounts receivable	(188,123)	(563,653)
Inventory	(260,477)	(747,598)
Other current assets	(877,809)	(66,459)
Accounts payable and accrued expenses	576,581	(483,663)
Other current liabilities	(248,574)	(308,639)

Net cash provided by operating activities	3,797,949	848,559

Cash flows from investing activities
Deposit on equipment and construction	(11,543,962)	-
Construction in progress	(119,489)	-
Purchases of fixed assets and intangibles	(45,995)	(4,189,873)

Net cash used in investing activities	(11,709,446)	(4,189,873)

Cash flows from financing activities
Advances on notes payable	800,000	-
Repayments of notes payable	(477,464)	-
Advances on sale-leaseback	5,006,340	-
Exercise of warrants	296,408	758,231

Net cash provided by financing activities	5,625,284	758,231

Effect of exchange rate	128,735	(8,250)

Net decrease in cash	(2,157,478)	(2,591,333)

Cash and cash equivalents at beginning of period	13,486,429	7,343,588

Cash and cash equivalents at end of period	$11,328,951	$4,752,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

1.	Description of Business

Emerald Dairy, Inc. (the Company), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”), through its wholly owned subsidiaries. Through the Company’s network of over 1,100 salespeople, the Company’s products are distributed throughout 20 provinces in the PRC, and sold in over 6,000 retail outlets.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009 which are included in the Company’s Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Emerald Dairy Inc. and subsidiaries as of June 30, 2010, and the results of their operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

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

Cash and cash equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2010, no U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

Trade accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2010 and December 31, 2009, there were no allowances for doubtful accounts based on the review of the above factors. There were no write-off’s for the three and six months ended June 30, 2010 and 2009. The Company does not have any off-balance sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of June 30, 2010, the Company has incurred and capitalized into construction-in-progress $8,308,468 of construction costs and $1,101,422 of capitalized interest for a balance of $9,409,890.  As of December 31, 2009, the Company had incurred and capitalized into construction-in-progress $8,130,380 of construction costs and $642,551 of capitalized interest.  The estimated cost to be incurred in 2010 to complete the project is approximately $499,897.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

3.	Summary of Significant Accounting Policies (Continued)

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost capitalized	$(172,046)	$158,715	$458,872	$220,727
Interest cost charged to income	784,679	(48,352)	784,679	-0-
	$612,633	$110,363	$1,243,551	$220,727

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency, RMB, as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $293,050 and $10,828, for the three months ended June 30, 2010 and 2009, respectively and $299,845 and $(26,017) for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and 2009, the exchange rate was 6.7814 RMB and 6.8307 RMB per U.S. Dollar, respectively.

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

As of June 30, 2010, the Company has no sales or contracts that included multiple deliverables that would fall under the accounting guidance.

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

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

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

Fair value of financial instruments - The Company applies the provisions accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  The accounting guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2010 and December 31, 2009, the fair value of cash, trade accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Fair Value Measurements – On January 1, 2008, the Company adopted accounting guidance that establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. The accounting guidance applies to fair value measurements required by existing accounting guidance and does not require any new fair value measurements.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

3.	Summary of Significant Accounting Policies (Continued)

On January 1, 2009, the Company adopted accounting guidance for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by, which provided a deferral of such provisions until 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at June 30, 2010.

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

Recent accounting pronouncements

 In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. On January 1, 2010 the Company adopted this amended accounting guidance, the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities.   This guidance must be applied to transfers occurring on or after the effective date. On January 1, 2010, the Company adopted this amended accounting guidance, the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. On January 1, 2010, the Company adopted this amended accounting guidance, the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

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

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2010 none of the U.S. cash balances are in excess of insured amounts.

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

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between US dollars and the Chinese currency RMB.

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

For the three and six months ended June 30, 2010 and 2009, no single customer accounted for 10% or more of sales.

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

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

5.	Inventory

As of June 30, 2010 and December 31, 2009 inventory consists of the following:

	2010	2009
Raw materials	$1,117,666	$689,984
Work-in-process	372,753	579,806
Finished goods	68,619	20,365
Repair parts	8,600	8,333
	$1,567,638	$1,298,488

6.	Other Current Assets

As of June 30, 2010 and December 31, 2009, other current assets consist of the following:

	2010	2009
Advances to milk suppliers	$320,253	$368,566
Advances to construction contractor	5,464,949	-
Deposit on lease	1,032,236	-
Advances to staff	5,774	15,496
Deposit on contract	195,948	71,598
Prepaid loan costs	510,807	828,725
Prepaid expenses	42,595	8,364
	$7,572,562	$1,292,749

7.	Property, Plant, and Equipment

As of June 30, 2010 and December 31, 2009, Property, Plant, and Equipment consist of the following:

	2010	2009
Building	$3,793,321	$3,767,984
Plant and Machinery	3,248,810	3,227,110
Motor vehicles	571,243	526,597
Dairy cows	258,593	253,439
Office equipment	80,018	76,616
	7,951,985	7,851,746
Less: Accumulated depreciation	(2,184,592)	(1,905,416)
	$5,767,393	$5,946,330

Depreciation expenses totaled $132,831 and $264,650 for the three and six months ended June 30, 2010, respectively, and $123,859 and $247,518 for the three and six months ended June 30, 2009, respectively. $90,548 and $180,575 were included as a component of cost of goods sold for the three and six months ended June 30, 2010, respectively, and $90,017 and 179,862 for the three and six months ended June 30, 2009, respectively.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

8.	Construction-in-progress

	June 30, 2010	December 31, 2009
Construction in progress	$9,409,890	$8,772,931

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

9.	Intangible Assets

	June 30, 2010	December 31, 2009
Land use rights	$1,364,704	$1,355,589
Patents	53,529	53,171
	1,418,233	1,408,760
Less: Accumulated amortization	(86,678)	(67,226)
	$1,331,555	$1,341,534

Amortization expenses totaled $9,440 and $18,876 for the three and six months ended June 30, 2010, respectively and $9,432 and 18,856 for the three and six months ended June 30, 2009,respectively.

Amortization expense is estimated to be $37,744 for each of the next five years.

10.	Income Taxes

On May 30, 2005, American International Dairy Holdings, Inc. executed a Share Transfer Agreement with Heilongjiang Xing An Ling Dairy Co., Ltd., a corporation organized and existing under the laws of the PRC. XAL applied to be treated as a foreign invested company right after the share transfer, and its business license was approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, a foreign invested company, Advanced Technology Company or Software Development Company, receives a 100% income tax exemption for the first 2 years and a 50% tax exemption for the next 3 years. XAL is considered an Advanced Technology Company. Therefore the Company received the benefit of this income tax exemption from January 10, 2006, the date XAL was approved as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008, the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years from such date.

LvBao is currently subject to the Enterprise income tax of 25%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
U.S. Operations	$(1,482,000)	$(319,000)	$(7,065,000)	$(830,000)
Chinese Operations	3,157,000	1,860,000	6,865,000	4,262,000
	$1,675,000	$1,541,000	$200,000	$3,432,000

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

10.	Income Taxes (Continued)

 The components of the provision for income taxes are approximately as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Federal, State and Local	$-	$-	$-	$-
Peoples Republic of China -Federal and Local	391,200	278,000	812,700	615,900
	$391,200	$278,000	$812,700	$615,900

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income tax provision at Federal statutory rate	$569,600	$524,000	$(68,000)	$1,166,800
State income taxes, net of Federal benefit	-0-	-0-	-0-	-0-
U.S. tax rate in excess of foreign tax rate	(284,100)	(167,400)	(617,800)	(383,500)
Abatement of foreign income taxes	(398,000)	(187,100)	(903,500)	(449,500)
Increase in valuation allowance	503,700	108,500	2,402,000	282,100
Tax provision	$391,200	$278,000	$812,700	$615,900

The Company has a U.S. net operating loss carryforward of approximately $13,349,000 as of June 30, 2010 which expires in 2030. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of June 30, 2010.

The change in the valuation allowance as of June 30, 2010 and 2009 was $2,402,000 and $282,100, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Tax Saving	$398,000	$187,100	$903,500	$449,500
Benefit per share:
Basic	$0.01	$0.01	$0.03	$0.02
Diluted	$0.01	$0.01	$0.03	$0.02

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

10.	Income Taxes (Continued)

Had the tax exemption not been in place for the three and six months ended June 30, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) before tax provision, as reported	$1,676,000	$1,541,000	$(200,000)	$3,432,000
Less Tax provision not exempted	391,000	278,000	812,700	615,900
Less Tax provision exempted	398,000	187,100	903,500	449,500
	$887,000	$1,075,900	$(1,916,200)	$2,366,600

11.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and six months ended June 30, 2010, respectively, the Company contributed $27,353 and $60,021 in pension contributions. During the three and six months ended June 30, 2009, respectively, the Company contributed $102,054 and $145,184 in pension contributions.

12.	Accounts Payable and accrued Expenses

At June 30, 2010 and December 31, 2009 accounts payable and accrued expenses consisted of:

	June 30, 2010	December 31, 2009
Accounts payable	$2,842,662	$2,308,866
Accrued payroll	60,149	306,011
Accrued interest	271,528	71,570
Economic development advance	44,239	43,943
Accrued insurance	45,090	187,408
	$3,263,668	$2,917,798

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

13.	Notes payable

At June 30, 2010 and December 31, 2009 notes payable consisted of the following:

	June 30, 2010	December 31, 2009
Notes dated June, 2008, due December 31, 2010 with a interest rate of 10%,	$1,716,411	$2,573,301
Notes dated November, 2008 due May 10, 2010 with a interest rate of 10%	-	500,000
Note dated November, 2009 due November 30, 2010 with a interest rate of 10%	1,750,000	1,750,000
Notes dated December, 2009 due December 24, 2010 with a interest rate of 10%, net of debt discount of $357,780 and $729,830 at June 30, 2010 and December 31, 2009, respectively	1,392,220	1,020,171
Note dated June, 2010 due June 2011 with a interest rate of 10%	800,000	-
	$5,658,631	$5,843,472

14.	Lease payable
On June 23, 2010, HXD entered into a sale and leaseback agreement pursuant to which, the lessor purchased certain equipment from HXD located in HXD’s new milk powder production facility, for a purchase price of $5,161,176, (RMB 35,000,000); the lessor leased the equipment back to HXD for 36 monthly payments of $164,124, (RMB 1,112,991), a commission fee of $154,835 (RMB 1,050,000), a refundable deposit of $774,176 (RMB 5,250,000); and the Company issued to the lessor three-year warrants to purchase 934,600 shares of the Company’s common stock at an exercise price of $1.65 per share with a fair value of $996,873 (RMB 6,760,197). See note 15 regarding calculation of the fair value of the warrants.

HXD retained the benefits and risks incident to the ownership of the equipment, and title to the equipment will transfer back to HXD at the completion of the lease. Therefore the lease was treated as a financing with no recognition of gain or loss on the sale.  Per accounting guidance the lease was recorded as a capital lease at the present value of the minimum lease payments, including the commission fee and the fair value of the warrants issued.

The balances on the lease are as follows:

	June 30, 2010	December 31, 2009
Remaining lease payments	$5,908,467	$-
Imputed interest	(1,899,000)	-
Lease balance	4,009,467	-
Less current portion	(997,084)	-
Long-term lease payable	$3,012,383	$-

Future principal payments over the next four years are as follows:

2010	$465,067
2011	1,140,624
2012	1,492,671
2013	911,105

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

15.	Equity

Warrants

Information with respect to stock warrants outstanding as of June 30, 2010 are as follows:

Exercisable:

Exercise Price		Outstanding December 31, 2009	Granted Modified	Modified, Expired or Exercised	Outstanding June 30, 2010	Expiration Date
$0.75		-0-	373,334	(373,334)	-0-	4/6/2010
$0.94		373,334	-0-	(373,334)	-0-	10/09/2010
$1.20		-0-	499,522	(499,522)	-0-	4/6/2010
$1.50	*	-0-	-0-	833,811	833,811	8/02/2011
$2.04	*	578,884	-0-	-0-	578,884	8/01/2012
$2.04	*	327,306	-0-	(30,675)	296,631	8/11/2012
$1.63	*	235,583	-0-	-0-	235,583	8/11/2012
$1.63	*	195,000	-0-	-0-	195,000	6/12/2013
$1.63	*	75,000	-0-	-0-	75,000	6/20/2013
$1.63		97,500	-0-	-0-	97,500	12/31/2011
$1.63		100,000	-0-	-0-	100,000	11/10/2012
$1.63		120,000	-0-	-0-	120,000	11/30/2012
$1.63		536,809	-0-	-0-	536,809	12/24/2012
$1.63		789,536	-0-	-0-	789,536	12/31/2012
$1.63		-0-	184,049	-0-	184,049	4/6/2010
$1.63		-0-	44,643	-0-	44,643	9/2/2014
$1.63		-0-	40,000	-0-	40,000	6/25/2013
$1.65		-0-	40,000	-0-	40,000	3/31/2014
$1.65		-0-	934,600	-0-	934,600	6/24/2013
$3.26	*	-0-	-0-	981,747	981,747	8/02/2011
$3.26	*	-0-	-0-	1,423,372	1,423,372	8/11/2011
$2.61		75,000	-0-	-0-	75,000	11/10/2011

Not-exercisable:

Exercise Price	Outstanding December 31, 2009	Granted	Modified, Expired or Exercised	Outstanding June 30, 2010	Expiration Date
$1.65	-0-	120,000	-0-	120,000	3/31/2014

*	On January 28, 2010 the Company’s registration statement became effective which extended the expiration date of these warrants.

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

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

15.	Equity (Continued)

•	373,334 Warrants exercisable at $0.94 per share that would otherwise have expired on October 9, 2010 now expire on August 1, 2012;

•	1,333,333 Warrants exercisable at $1.50 per share that would otherwise have expired on October 9, 2009 now expire on August 2, 2011;

•	190,245 Warrants exercisable at $2.04 per share that would otherwise have expired on October 9, 2010 now expire on August 1, 2012;

•	981,747 Warrants exercisable at $3.26 per share that would otherwise have expired on October 9, 2009 now expire on August 2, 2011;

•	235,583 Warrants exercisable at $1.63 per share that would otherwise have expired on October 19, 2010 now expire on August 11, 2012;

•	715,945 Warrants exercisable at $2.04 per share that would otherwise have expired on October 19, 2010 now expire on August 11, 2012; and

•	1,544,461 Warrants exercisable at $3.26 per share that would otherwise have expired on October 19, 2009 now expire on August 12, 2011.

The extended expiration dates have been noted on the Company’s records and it is not necessary for the holders to exchange their original Warrants for amended warrants.  No other terms of the Warrants were changed.

The fair value of the warrants as of January 28, 2010, before modification of the terms, was calculated to be $759,035. The fair value of the warrants as of January 28, 2010, after modification of the terms, was calculated to be $5,780,704.  The incremental change in the value of the warrants is $5,021,669, which was recorded to liquidated damages in the six months ended June 30, 2010.

Warrant Tender Offers

On February 10, 2010, the Company commenced an offer (the “Third Offer”) to the holders of 5,374,648 outstanding warrants to purchase shares of the Company’s common stock originally issued in connection with the private offerings the Company consummated in October 2007, having exercise prices of either $0.94, $1.50, $1.63, $2.04 or $3.26 per share (the “Original Warrants”), to voluntarily exchange any or all of the Original Warrants for amended warrants exercisable at reduced exercise prices (“Amended Warrants”).  The reduced exercise prices of the Amended Warrants will depend on the current exercise prices applicable to the Original Warrants. As of February 10, 2010, the Original Warrants included:

•	373,334 Original Warrants to purchase shares of Common Stock at an exercise price of $0.94 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $0.75 per share,

•	1,333,333 Original Warrants to purchase shares of Common Stock at an exercise price of $1.50 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.20 per share,

•	235,583 Original Warrants to purchase shares of Common Stock at an exercise price of $1.63 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.30 per share,

•	906,190 Original Warrants to purchase shares of Common Stock at an exercise price of $2.04 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.63 per share, and

•	2,526,208 Original Warrants to purchase shares of Common Stock at an exercise price of $3.26 per share, which may be exchanged for Amended Warrants exercisable at a reduced price of $1.63 per share.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

15.	Equity (Continued)

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

Warrants Issued for Loan Costs

In April 2010, the Company’s board of directors approved a November 23, 2009 amendment to a financial consulting agreement with an advisor.  Pursuant to the amended agreement, in connection with the Company’s December 2009 private placement of priomissory notes, the Company issued to the advisor 44,643 warrants to purchase shares of the Company’s common stock, at an exercise price of $1.63 per share, which expire on September 2, 2014.

The fair value of the warrants as of November 23, 2009, the date of the amended agreement, was calculated to be $79,991 and recorded as prepaid loan costs to be amortized over the life of the notes.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	177.42%
Risk-free interest rate	2.21%
Expected life	4.75 years
Stock price	$1.88
Exercise price	$1.63

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

15.	Equity (Continued)

Warrants Issued for Services

In April 2010 the Company issued 4 year warrants to purchase 160,000 shares of common stock for $1.65 per share.  The warrants vest 25% per quarter over the one year life of the contract.  Pursuant to accounting guidance the fair value of the warrants will be measured and recorded when vested.  During the quarter ended June 30, 2010 the fair value of the 40,000 warrants vested was calculated to be $46,097 and was expensed to selling, general and administrative expense.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	146.93%
Risk-free interest rate	1.37%
Expected life	3.75 years
Stock price	$1.38
Exercise price	$1.65

In June 2010, the Company entered into a consulting services contract pursuant to which the Company issued 3 year warrants to purchase 40,000 shares of common stock for $1.63 per share.  The fair value of the warrants was calculated to be $44,039 and was recorded as prepaid expense to be amortized over the life of the contract.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	147.62%
Risk-free interest rate	1.01%
Expected life	3.00 years
Stock price	$1.40
Exercise price	$1.63

Shares Issued For Services

On March 18, 2010, the Company issued 180,000 shares of the Company’s common stock with a fair value of $250,200 to an employee for services rendered in 2009.  The $250,200 was accrued as compensation expense for the year ended December 31, 2009, and was included in accrued payroll at December 31, 2009.

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

Shares Issued For Loan Extension

On May 10, 2010 the Company entered into an amendment of the note originally issued in connection with a private placement consummated in November 2008 (the “November 2008 Note”), whereby the Company agreed:

(a)	to pay the note holder $75,000 on May 11, 2010, which represented the full amount of accrued and unpaid interest on the November 2008 Note as of May 10, 2010;

(b)
that within thirty (30) days of May 10, 2010, the Company would repay to the note holder the full $500,000 principal amount due under the November 2008 Note, plus additional interest, at a rate of 15%, accrued from May 10, 2010 through the date of repayment; and

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

15.	Equity (Continued)

(c)	that, as additional consideration, the Company would issue to the note holder a total of

(i)	5,000 restricted shares of the Company’s common stock, if the full amount due under the November 2008 Note was repaid to the note holder on or before May 25, 2010; or

(ii)	10,000 restricted shares of the Company’s common stock, if the full amount due under the November 2008 Note was repaid to the note holder after May 25, 2010, but on or before June 9, 2010.

On June 9, 2010, the Company entered into another letter agreement pursuant to which the Company agreed that:

(a)
within fifteen (15) days of June 9, 2010, the Company would repay the note holder the full $500,000 principal amount of the November 2008 Note, plus interest, at a rate of 15% per annum, accrued from May 11, 2010, through the date of repayment; and

(b)	as additional consideration, the Company would issue to the note holder a total of 5,000 restricted shares of the Company's common stock.

The Company repaid all remaining amounts of principal and interest due to the note holder under his promissory note as of June 24, 2010.  The 15,000 shares of the Company’s common stock due the noteholder under these agreements was valued at the closing price as of the date the stock became due under the agreements as follows:

Date	Number of Shares	Closing Price	Value
5/10/10	5,000	$1.20	$6,000.00
5/26/10	5,000	$1.25	$6,250.00
6/9/10	5,000	$1.27	$6,350.00

The total value of $18,850 was recorded as loan costs and charged to interest expense in the three and six months ended June 30, 2010.

The Company entered into an Investor Relations Consulting Agreement (the “IR Agreement”) with an consultant, as of January 1, 2009.  Pursuant to the IR Agreement, in consideration for investor relations services to be provided to the Company by the consultant, the Company agreed to pay a monthly retainer of $9,000, consisting of (i) $4,500 in cash, and (ii) such number of shares of restricted stock of the Corporation to be determined by dividing $4,500 by 85% of the average closing trading price of the Company’s common stock for the first ten trading days of the applicable month, capped at 10,588 shares per month.

On June 15, 2010 the Company issued 14,403 shares of common stock with a fair value of $15,807 pursuant to the agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares to be issued is determined.

16.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The balance of these reserves at June 30, 2010 and December 31, 2009, was $3,191,614 and $1,834,742, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

17.	Earnings Per Share

Accounting guidance requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended June 30, 2010 dilutive shares include stock options of 703,200 and outstanding warrants to purchase 833,811 of common stock at an exercise price of $1.50. Stock options of 760,000 and warrants to purchase 6,564,125 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the six months ended June 30, 2010 stock options of 1,463,200 and outstanding warrants to purchase 7,397,936 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the three and six months ended June 30, 2009, dilutive shares include stock options of 703,200 and outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94. Warrants to purchase 7,960,536 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2010:
Net income	$1,283,946
Basic EPS income available to common shareholders	$1,283,946	33,941,295	$0.04
Effect of dilutive securities:
Warrants		240,036
Stock options	—	479,562
Diluted EPS income available to common shareholders	$1,283,946	34,660,893	$0.04

For the three months ended June 30, 2009:
Net income	$1,263,136
Basic EPS income available to common shareholders	$1,263,136	29,658,726	$0.04
Effect of dilutive securities:
Warrants		109,474
Stock options	—	337,680
Diluted EPS income available to common shareholders	$1,552,706	30,105,880	$0.04

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2010:
Net loss	$(1,012,698)
Basic EPS loss available to common shareholders	$(1,012,698)	33,446,310	$(0.03)
Effect of dilutive securities:
Warrants		--
Stock options	—	--
Diluted EPS loss available to common shareholders	$(1,012,698)	33,446,310	$(0.03)

For the six months ended June 30, 2009:
Net income	$2,815,842
Basic EPS income available to common shareholders	$2,815,842	29,537,604	$0.09
Effect of dilutive securities:
Warrants		29,281
Stock Options	—	81,758
Diluted EPS income available to common shareholders	$2,815,842	29,648,643	$0.09

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

18.	Equity Incentive Plan

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

Total share-based compensation costs included in the Condensed Consolidated Statements of Income were $172,530 and $385,891 during the three and six months ended June 30, 2010, respectively, and $57,180 and $75,688 during the three and six months ended June 30, 2009, respectively. All share-based compensation costs are included in selling expenses and administrative expenses.

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

No options were granted during the three and six months ended June 30, 2010.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009

18.	Equity Incentive Plan (Continued)

Share Options

A summary of the Company’s outstanding share option award grants as of June 30, 2010 and changes during the three months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,463,200	$1.14
Granted	-0-	--
Exercised	-0-	--
Expired	-0-	--
Forfeited	-0-	--

Outstanding at June 30, 2010	1,463,200	$1.14	8.92	$675,072

Vested and expected to vest at June 30, 2010	1,463,200	$1.14	8.92	$675,072
Exercisable at June 30, 2010	541,600	$0.90	8.92	$337,536

As of June 30, 2010, there was $436,063 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 0.96 years.

19.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $12,961,040 of which $10,321,689 has been paid.  The remaining $2,639,351 will be paid on delivery and completion of installation of the equipment in 2010.

The Company has advances to milk suppliers of $320,253 which will be offset against future milk purchases from those suppliers (see Note 6, Other Current Assets).

In order for the Company to conduct its current operations, an Infant & Baby Formula Milk Powder Production Permit is required from the State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China (the “Administration”). The Company’s current license will expire on April 25, 2013.  Other than the foregoing, no government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

 Emerald Dairy, Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
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

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. The Company also leases office space which expires September 2010.  For the three and six months ended June 30, 2010, the Company incurred rental expense of $19,034 and $38,064, respectively, and $39,116 and $78,409 for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the Company had outstanding lease commitments totaling $972,982, $913,119 is due within the one year and $59,863 in the second year.

21.	Subsequent events

Management has evaluated subsequent events from July 1, 2010 to August 16, 2010, the date which the Company’s financial statements have been issued and were available to be issued, and has concluded the following events should be reported during this period.  Subsequent events that may occur after August 16, 2010 have not been evaluated in the financial statements as of June 30, 2010.

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

For the three and six months ended June 30, 2010 and 2009, the Company’s sales revenues from various products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Milk powder	$11,517,627	$9,126,262	$23,941,820	$18,395,943
Soybean milk powder	356,712	267,662	739,183	554,823
Rice powder	408,453	314,240	853,040	634,465
Sub-contract processing	1,026,710	538,771	2,028,315	1,518,256
	$13,309,502	$10,246,935	$27,562,358	$21,103,487

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

We believe that a lack of adequate production capacity has been a significant impediment to our ability to increase our revenue in recent years. In July 2008, through our wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd., a PRC company (“HXD”), we commenced construction of a new production facility in Hailun City, Heilongjiang Province, PRC. Initially, this new facility will have one production line, with the capacity to produce 9,000 tons of milk power annually. A second production line can be added at this new facility, which, when completed, would enable us to produce an additional 9,000 tons of milk powder per year. Between our existing production facility in Be’ian City and our new production facility in Hailun City, we believe we will have the capacity to produce approximately 27,000 tons of milk powder per year by the end of fiscal 2011. It is expected that our production of rice powder and soymilk powder will also increase in volume over the same period, while continuing to comprise an aggregate of approximately 5% of our overall sales.

We anticipate that production at this new facility will commence on or around the end of the third quarter of fiscal 2010. We expect the cost to add a second production line to be approximately $15.0 million. We plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Our products have become increasingly popular in mainland China due to our continued sales and marketing efforts. As a result, we have experienced tremendous growth well above the industry average during recent years. Sales increased from approximately $7.9 million in 2005 to approximately $44.7 million in 2009, a 466% increase over four years. Net income increased from approximately $0.7 million in 2005 to approximately $4.2 million in 2009, a 500% increase over four years.

Recent Developments

Sale and Leaseback Agreement

On June 24, 2010, our wholly-owned subsidiary, HXD, entered into a Sale and Leaseback Agreement (the “Sale and Leaseback Agreement”) with Fenghui Leasing Co., Ltd. (“Fenghui”), pursuant to which, among other things:

•	Fenghui purchased certain milk powder processing equipment located at our new milk powder processing facility (the “Equipment”) from HXD, for a purchase price of aproximately $5,161,176;

•
Fenghui leased the Equipment back to HXD for 36 months in return for monthly payments of approximately $164,124 (a total of approximately $5,908,464), a commission fee of $154,835, and a refundable deposit of $774,176; and

•	We issued to Fenghui three-year warrants to purchase 934,600 shares of the Company’s common stock, at an exercise price of $1.65 per share (the “Fenghui Warrants”).

See Note 14 of the Notes to our consolidated financial statements for additional information concerning the sale and leaseback transaction (the “Sale and Leaseback Transaction”).

June 2010 Term Loan

On June 24, 2010, we entered into a Loan Agreement with an unrelated third party (the “June 2010 Lender”), pursuant to which we borrowed $800,000 from the June 2010 Lender (the “June 2010 Term Loan”), in consideration for which we issued the June 2010 Lender a promissory note (the “June 2010 Term Loan Note”). We applied the gross proceeds from the June 2010 Term Loan primarily toward the cost of equipping the first production line of our newly-constructed milk powder processing facility, the payment of expenses incurred in connection with the June 2010 Term Loan, and general working capital purposes.

The rights and obligations under the June 2010 Term Loan Note are further described in “-- Liquidity and Capital Resources -- Promissory Notes” below.

Repayment of November 2008 Promissory Note

On June 24, 2010, we repaid a promissory note in the principal amount of $500,000 (the “Amended November 2008 Note”), which Amended November 2008 Note was originally issued in connection with our November 2008 private placement, and amended as of November 10, 2009, May 10, 2010 and June 9, 2010. We paid the noteholder accrued interest of $75,000 and $9,247 on May 11, 2010 and June 24, 2010, respectively. In addition, in connection with the amendments on May 10, 2010 and June 9, 2010, we are required to issue the noteholder an aggregate of 15,000 restricted shares of our common stock.

Trends and Uncertainties

Economic Downturn

The worldwide economic downturn and market instability, which began in 2008, have made the business climate more volatile and more costly. Although all of our business operations are currently conducted in the PRC, our general business strategy, as well as our results of operations and financial condition, may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve from current levels, it may make it difficult, if not impossible, for us to obtain debt or equity financing on acceptable terms at a time when we wish to do so. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans. We do not expect this economic downturn to have a significant effect on our business or operations in the near future. However, we cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected.

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

Based on these factors, we expect to see significant growth in our business and operations when we commence production at our new production facility in Hailun City. However, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Supply of Infant Formula

It is estimated that the demand for infant formula in the PRC outstrips supply by at least 2-to-1.  In recent years, our production capabilities have not been able to keep up with demand for our products. We are equipping the first production of our new production facility in Hailun City with an initial annual production capacity of 9,000 tons of milk powder, which is expected to start production by the end of the third quarter of 2010. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

Product Pricing and Raw Material Supply

Historically we have been able to obtain sufficient raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be available to us for the foreseeable future. In fiscal 2009, the price of certain raw materials we use declined. We believe the prices of the raw materials we use to produce our products will stay relatively stable for the foreseeable future. To some extent, we believe we will be able to increase the prices for our products to pass on any higher raw material costs to consumers. However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

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

Results of Operations

Three-Month Period Ended June 30, 2010 Compared to Three-Month Period Ended June 30, 2009

The following summarizes changes in our operations for the three months ended June 30, 2010 and 2009.  Net income increased by $20,810, from $1,263,136 in the three months ended June 30, 2009, to $1,283,946 for the three months ended June 30, 2010. The increase in net income during the three months ended June 30, 2010, as compared to the same time period in the prior year, was due to an increase in our gross profit as well as other factors further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended June 30,
	2010	2009
Sales	$13,309,502	$10,246,935
Cost of Goods Sold	6,794,707	5,639,310
Gross Profit	$6,514,795	$4,607,625

Sales. Sales volume increased by 592 metric tons, or 31.8%, period on period, to 2,453 metric tons for the three months ended June 30, 2010, from 1,861 metric tons for the three months ended June 30, 2009. Sales revenues increased by $3,062,567, or 29.9%, from $10,246,935 in the three months ended June 30, 2009, to $13,309,502 for the three months ended June 30, 2010. These increases were primarily due to increased demand for our products, partially offset by a reduction in the average selling price for all of our products, by $80 per metric ton, as compared to the three months ended June 30, 2009, resulting from increased sales of our middle and lower end products.

Sales by product line.  A break-down of our sales by product line for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
	2010			2009			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	1,822	11,517,627	86.5	1,433	9,126,262	89.0	389
Rice powder	72	408,453	3.1	55	314,240	3.1	17
Soybean powder	218	356,712	2.7	156	267,662	2.6	62
Subcontracting	341	1,026,710	7.7	217	538,771	5.3	124
Total	2,453	13,309,502	100.0	1,861	10,246,935	100.0	592

There were various changes to the break-down of sales among our product lines over the three months ended June 30, 2010, as we increased production in most all lines. Soybean powder accounted for 2.7% of our sales mix for the three months ended June 30, 2010, at an average selling price of $1,636 per metric ton, as compared to 2.6% of our sales mix in the three months ended June 30, 2009, at an average selling price of $1,716 per metric ton. Rice powder accounted for 3.1% of our sales mix for the three months ended June 30, 2010, at an average selling price of $5,673 per metric ton, as compared to 3.1% of our sales mix in the three months ended June 30, 2009, at an average selling price of $5,713 per metric ton. Milk powder accounted for 86.5% of second quarter 2010 sales mix, at an average selling price of $6,321 per metric ton, as compared to 89.0% of second quarter 2009, at an average selling price of $6,369 per metric ton. We increased our subcontract production during the three months ended June 30, 2010 to 7.7% of the sales mix, at an average selling price of $3,011 per metric ton, as compared to 5.3% of the sales mix in the three months ended June 30, 2009, at an average sales price of $2,483 per metric ton. The primary reason for the increase in our sales from subcontracting was that we began extending relationships with other companies for which we can subcontract to help absorb the excess production capacity we will have when the first production line at our new facility begins operating at the end of the third quarter.

A breakdown of our average selling price by product line for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
Average selling prices	2010	2009	Variance
	$	$	$	%
Milk powder	6,321	6,369	(48)	(0.8)
Rice powder	5,673	5,713	(40)	(0.7)
Soybean powder	1,636	1,716	(80)	(4.7)
Subcontracting	3,011	2,483	528	21.3
All products	5,426	5,506	(80)	(1.5)

Cost of Goods Sold.  Cost of goods sold increased by $1,155,397, or 20.5%, from $5,639,310 in the three months ended June 30, 2009, to $6,794,707 for the three months ended June 30, 2010. This increase was directly related to our increased production during the three months ended June 30, 2010. Overall our cost per metric ton decreased by $260, or 8.6%, to $2,770 per metric ton in the three months ended June 30, 2010, as compared to $3,030 per metric ton in three months ended June 30, 2009, due to decreases in the price of raw materials we use to produce our products. We expect the prices of the raw materials we use to produce our products to stay relatively stable for the foreseeable future.

A breakdown of cost of sales by product line for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
	2010	2009	Variance
	$	$	$	%
Cost of sales
Milk powder	5,471,288	4,744,236	727,052	15.3
Rice powder	136,936	123,231	13,705	11.1
Soybean powder	257,202	215,192	42,010	19.5
Subcontracting	929,281	556,651	372,630	66.9
Total	6,794,707	5,639,310	1,155,397	20.5

Cost per units sold(per ton)
Milk powder	3,003	3,311	(308)	(9.3)
Rice powder	1,902	2,241	(339)	(15.1)
Soybean powder	1,180	1,379	(199)	(14.4)
Subcontracting	2,725	2,565	160	6.2
Average cost per unit sold	2,770	3,030	(260)	(8.6)

Gross Profit. Gross profit was $6,514,795, or 48.9% of our sales for the three months ended June 30, 2010, as compared to gross profit of $4,607,625, or 45.0% of sales, for the three months ended June 30, 2009. During the three months ended June 30, 2010, our gross margin on milk powder increased to 52.5%, from 48.0% in the same period of the prior year, due to a 9.3% decrease in cost per metric ton of our products, partially offset by a decerase in average selling price of 0.8%. The gross margin for soybean powder increased 8.3% to 27.9% in the three months ended June 30, 2010, as compared to 19.6% in the three months ended June 30, 2009, due to a decrease in the average cost per ton of 19.0% in the three months ended June 30, 2010 as compared to the same period in 2008.

A breakdown of gross margin by product line for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
	2010		2009		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	6,046,339	52.5	4,382,026	48.0	4.5
Rice powder	271,517	66.5	191,009	60.8	5.7
Soybean powder	99,510	27.9	52,470	19.6	8.3
Subcontracting	97,429	9.5	(17,880)	(3.3)	12.8
Total	6,514,795	48.9	4,607,625	45.0	3.9

Operating Expenses

	For the Three Months Ended June 30,
	2010	2009
Operating Expenses
Selling and administrative expenses	$4,004,280	$3,073,694
Depreciation and amortization	51,724	43,274
Total operating expenses	$4,056,004	$3,116,968

Selling Expenses. Selling expenses overall increased by $655,809, or 26.6%, from $2,463,710 in the three months ended June 30, 2009, to $3,119,519 for the three months ended June 30, 2010. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $196,854, or 80.0%, to $442,820 in 2010, from $245,966 in 2009, due to an increased marketing campaign in 2010.

•	Promotion expenses increased by $221,754, or 50.9%, to $657,375 in 2010, from $435,621 in 2009, as we increased our marketing as compared to 2009.

•	Outdoor promotion expenses increased by $27,907, or 12.2%, to $257,056 in 2010, from $229,149 in 2009, as a result of our increased marketing campaign in 2010.

•	Selling salary expenses increased by $93,997, or 17.6%, to $626,584 in 2010, from $532,587 in 2009, as a result of our increased marketing campaign in 2010.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses increased by $274,778, or 45.0%, from $609,983 in three months ended June 30, 2009, to $884,761 for the three months ended June 30, 2010. The major factors in the increase in administrative expenses are as follows:

•	Increase of salary and stock option expenses of $72,615, to $230,387 in 2010, from $157,773 in 2009, as a result of additional stock options granted in late 2009.

•	Increase in travel expenses of $16,188, to $70,019 in 2010, from $53,832 in 2009, as a result of increase in cost of travel during 2010.

•	Increase in legal and accounting expenses of $198,592, to $317,834 in 2010, from $119,242 in 2009, as a result of increased use of professional services during 2010.

These increases were partially offset by a decrease of $42,712 in pension expense as compared with 2009 and a decrease in consultation expenses of $36,361 as compared with 2009. We required less time in preparation of our regulatory filings in the current year and did not use the services of the consultant that was used in the 2009.

Provision for Income Taxes

	For the Three Months Ended June 30,
	2010	2009
Provision for Income Taxes
Current	$391,243	$278,064
Deferred	—	—
	$391,243	$278,064

Provision for Income Taxes. Income taxes increased by $113,179, or 40.7%, from $278,064 for the three months ended June 30, 2009, to $391,243 for the three months ended June 30, 2010. This increase was due to the increase in our taxable income in our operating subsidiaries.

Six-Month Period Ended June 30, 2010 Compared to Six-Month Period Ended June 30, 2009

The following summarizes changes in our operations for the six months ended June 30, 2010 and 2009.  Net income decreased by $3,828,540, from $2,815,842 in the six months ended June 30, 2009, to a loss of $1,012,698 for the six months ended June 30, 2010. The decrease in net income during the six months ended June 30, 2010, as compared to the same time period in the prior year, was due to liquidated damages we incurred during the current year in connection with the extension of the expiration dates of certain of our issued and outstanding warrants, which offset an increase in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Six Months Ended June 30,
	2010	2009
Sales	$27,562,358	$21,103,487
Cost of Goods Sold	13,948,479	11,487,985
Gross Profit	$13,613,879	$9,615,502

Sales. Sales volume increased by 1,161 metric tons, or 29.8%, period on period, to 5,052 metric tons for the six months ended June 30, 2010, from 3,891 metric tons for the six months ended June 30, 2009. Sales revenues increased by $6,458,871, or 30.6%, from $21,103,487 in the six months ended June 30, 2009, to $27,562,358 for the six months ended June 30, 2010. This increase was due to an increase the quantity of products we sold by 1,161 metric tons, as well as an increase in the average selling price for all of our products, by $32 per metric ton, as compared to the six months ended June 30, 2009, as a result producing more of our high end product line in the first half of fiscal 2010 as a whole.

Sales by product line.  A break-down of our sales by product line for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010			2009			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance
Milk powder	3,780	23,941,820	86.8	2,891	18,395,943	87.2	889
Rice powder	150	853,040	3.1	112	634,465	3.0	38
Soybean powder	451	739,183	2.7	309	554,823	2.6	142
Subcontracting	671	2,028,315	7.4	579	1,518,256	7.2	92
Total	5,052	27,562,358	100.0	3,891	21,103,487	100.0	1,161

There were various changes to the break-down of sales among our product lines over the six months ended June 30, 2010, as we increased production in all lines, but attempted to adjust our sales mix to higher margin products. Rice powder accounted for 3.1% of our sales mix for the six months ended June 30, 2010, at an average selling price of $5,687 per metric ton, as compared to 3.0% of our sales mix in the six months ended June 30, 2009, at an average selling price of $5,665 per metric ton. Soybean powder accounted for 2.7% of our sales mix for the six months ended June 30, 2010, at an average selling price of $1,639 per metric ton, as compared to 2.6% of our sales mix in the six months ended June 30, 2009, at an average selling price of $1,796 per metric ton. Milk powder accounted for 86.8% of the 2010 sales mix, at an average selling price of $6,334 per metric ton, as compared to 87.2% in 2009, at an average selling price of $6,363 per metric ton. We increased our subcontract production during the six months ended June 30, 2010 to 7.4% of the sales mix, at an average selling price of $3,023 per metric ton, as compared to 7.2% of the sales mix in the six months ended June 30, 2009, at an average sales price of $2,622 per metric ton. The primary reason for the increase in our sales from subcontracting was that we began extending relationships with other companies for which we can subcontract to help absorb the excess production capacity we will have when the first production line at our new facility begins operating at the end of the third quarter.

A breakdown of our average selling price by product line for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
Average selling prices	2010	2009	Variance
	$	$	$	%
Milk powder	6,334	6,363	(29)	(0.5)
Rice powder	5,687	5,665	22	0.4
Soybean powder	1,639	1,796	(157)	(8.7)
Subcontracting	3,023	2,622	401	15.3
All products	5,456	5,424	32	0.6

Cost of Goods Sold.  Cost of goods sold increased by $2,460,494, or 21.4%, from $11,487,985 in the six months ended June 30, 2009, to $13,948,479 for the six months ended June 30, 2010. This increase was directly related to our increased production during the six months ended June 30, 2010. Overall our cost per metric ton decreased by $191, or 6.5%, to $2,761 per metric ton in the six months ended June 30, 2010, as compared to $2,952 per metric ton in six months ended June 30, 2009, due to decreases in the price of raw materials we use to produce our products We expect the prices of the raw materials we use to produce our products to stay relatively stable for the foreseeable future.

A breakdown of cost of sales by product line for the years ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010	2009	Variance
	$	$	$	%
Cost of sales
Milk powder	11,293,235	9,376,411	1,916,724	20.4
Rice powder	311,284	248,810	62,474	25.1
Soybean powder	522,807	430,563	92,244	21.4
Subcontracting	1,821,253	1,432,201	389,052	27.2
Total	13,948,579	11,487,985	2,460,494	21.4

Cost per units sold(per ton)
Milk powder	2,988	3,243	(255)	(7.9)
Rice powder	2,075	2,222	(147)	(6.6)
Soybean powder	1,159	1,393	(234)	(16.8)
Subcontracting	2,714	2,474	240	9.7
Average cost per unit sold	2,761	2,952	(191)	(6.5)

Gross Profit. Gross profit was $13,613,879, or 49.4% of our sales for the six months ended June 30, 2010, as compared to gross profit of $9,615,502, or 45.6%, for the six months ended June 30, 2009. During the six months ended June 30, 2010, our gross margin on milk powder increased to 52.8%, from 49.0% in the same period of the prior year, due to a decrease in the average sales price of 0.6%, while there was a 6.5% decrease in the cost per metric ton from the six months ended June 30, 2009. The gross margin for soybean powder increased 6.9% to 29.3% in the six months ended June 30, 2010, as compared to 22.4% in the six months ended June 30, 2009, due to a decrease in the average cost per ton of 16.8% in the six months ended June 30, 2010 as compared to the same period in 2009.

A breakdown of gross margin by product line for the years June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010		2009		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	12,648,685	52.8	9,019,532	49.0	3.8
Rice powder	541,756	63.5	385,655	60.8	2.7
Soybean powder	216,376	29.3	124,260	22.4	6.9
Subcontracting	207,062	10.2	86,055	5.7	4.5
Total	13,613,879	49.4	9,615,502	45.6	3.8

Operating Expenses

	For the Six Months Ended June 30,
	2010	2009
Operating Expenses
Selling and administrative expenses	$7,906,670	$6,100,398
Liquidated damages	5,021,669	-
Depreciation and amortization	102,952	86,512
Total operating expenses	$13,031,291	$6,186,910

Selling Expenses. Selling expenses overall increased by $1,461,192, or 30.4%, from $4,804,364 in the six months ended June 30, 2009, to $6,265,556 for the six months ended June 30, 2010. The major factors in the decrease in selling expenses are as follows:

•	Advertising increased by $305,838, or 62.2%, to $797,562 in 2010, from $491,724 in 2009, due to an increased marketing campaign in 2010.

•	Promotion expenses increased by $597,157, or 80.8%, to $1,336,645 in 2010, from $739,487 in 2009, as we increased our marketing as compared to 2009.

•	Outdoor promotion expenses increased by $140,972, or 36.1%, to $531,441 in 2010, from $390,469 in 2009, as a result of our increased marketing campaign in 2010.

•	Selling salary expenses increased by $209,523, or 19.4%, to $1,289,081 in 2010, from $1,079,558 in 2009, as a result of our increased marketing campaign in 2010.

These increases were partially offset by a decrease in entertainment expenses of $50,352, or 19.7%, to $205,004 in 2010, from $255,357 in 2009, as part of readjusting our marketing campaign.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses increased by $345,080, or 26.6%, from $1,296,034 in six months ended June 30, 2009, to $1,641,114 for the six months ended June 30, 2010. The major factors in the increase in administrative expenses are as follows:

•	Increase of salary and stock option expenses of $310,911, to $602,266 in 2010, from $291,355 in 2009, as a result of additional stock options granted in late 2009.

•	Increase in travel expenses of $26,384, to $130,137 in 2010, from $103,753 in 2009, as a result of increase in cost of travel during 2010.

•	Increase in legal and accounting expenses of $71,744, to $443,307 in 2010, from $371,564 in 2009, as a result of increase in cost of professional services related to compliance issues during 2010.

These increases were partially offset by a decrease of $57,143 in pension expense as compared with 2009 and a decrease in consultation expenses of $85,111 as compared with 2009. We required less time in preparation of our regulatory filings in the current year and did not use the services of the consultant that was used in the 2009.

Liquidated Damages. We recorded $5,021,669 in liquidated damages during the six months ended June 30, 2010, as a result of the extension of warrants previously issued by us to satisfy certain registration rights provisions. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

	For the Six Months Ended June 30,
	2010	2009
Provision for Income Taxes
Current	$812,742	$615,894
Deferred	—	—
	$812,742	$615,894

Provision for Income Taxes. Income taxes increased by $196,848, or 32.0%, from $615,894 for the six months ended June 30, 2009, to $812,742 for the six months ended June 30, 2010. This increase was due to the increase in our taxable income in our operating subsidiaries.

Liquidity and Capital Resources

Uses of Capital

	For the Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$3,797,949	$848,559

Net cash used in investing activities	$(11,709,446)	$(4,189,873)

Net cash provided by financing activities	$5,625,284	$758,231

Net Cash Provided By Operating Activities.  For the six months ended June 30, 2010, $3,797,949 was provided by operating activities, compared with $848,559 provided by operating activities for the six months ended June 30, 2009. Our net cash flows provided from operating activities during 2010 increased due to the following factors:

•	Operations provided $4,796,351 of net cash during the six months ended June 30, 2010.

•	Trade accounts receivable increased by $188,123, due to the decreased collections during the period.

•	Inventory increased by $260,477, due to adjustments from increased sales of our products during the current period.

•	Other current assets increased by $877,809, due the increase in our level of production during 2010.

•	Accounts payable and accrued expenses increased by $576,581 at June 30, 2010 due to increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the six months ended June 30, 2010, we used $11,709,446 in investing activities, compared with $4,189,873 used in investing activities for the six months ended June 30, 2009. The $11,709,446 was primarily for the construction and equipping of our new production facility.

Net Cash Provided By Financing Activities.  For the six months ended June 30, 2010 there was $5,625,284 provided by financing activities, compared with $758,231 provided by financing activities for the six months ended June 30, 2009. We raised $296,408 through the exercise of warrants during the six months ended June 30, 2010, in connection with the consummation of warrant tender offers. We also completed the Sale and Leaseback Transaction with regard to certain Equipment which provided $5,006,340 during the six months ended June 30, 2010.

General

Cash and cash equivalents at June 30, 2010 decreased by approximately 16.0% to $11,328,951, from $13,486,429 at December 31, 2009. Working capital increased from approximately $17.3 million at December 31, 2009, to approximately $27.2 million at June 30, 2010, which includes cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2009. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

We believe that a lack of adequate production capacity has been a significant impediment to our ability to increase our revenue in recent years. Our growth strategy for the next three years will be primarily focused on expanding production capacity and strengthening sales efforts. Management plans to achieve this strategy by increasing our production capacity through the opening of our new production facility, and increasing both sales staff and advertising expenditures.

In July 2008, we commenced construction of our new production facility. The first phase of this project has cost an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs. Upon completion of the first phase, the new facility will have one production line, which will have the capacity to produce 9,000 tons of milk power annually. We anticipate that production at this new facility will commence on or around the end of the third quarter of fiscal 2010.

The new facility has the capacity to handle a second production line. Although there can be no assurance will add a second production line to our new facility, we currently intend to do so. If we were to add a second production line at this new facility it would enable us to produce an additional 9,000 tons of milk powder per year, giving us a total annual production capacity of 27,000 tons of milk powder. We believe the cost to add a second production line would be an additional $15.0 million. Although there can be no assurance will add a second production line to our new facility, we plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions. We currently have no sources for the additional financing we would need to add a second production line at our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Historically we have relied primarily on investments by our Chief Executive Officer and shareholders, and bank loans, to meet our cash and capital expenditures. However, as the amount of our capital expenditures increases, we expect to depend more on the capital markets to raise funds through private and public offerings of equity and/or debt. There can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms.

In fiscal 2009, we raised approximately $7.7 million through the sale of promissory notes and exercise of warrants. We used theses funds for the construction and equipping of our new production facility and for general working capital purposes.

In fiscal 2010, we:

•	borrowed $800,000 through the June 2010 Term Loan from the June 2010 Lender; and

•
consummated the Sale and Leaseback Transaction with Fenghui, pursuant to which, among other things Fenghui purchased certain Equipment from HXD, for a purchase price of approximately $5,161,176, and Fenghui leased the Equipment back to HXD for 36 monthly payments of approximately $164,124 (a total of approximately $5,908,464), a commission fee of $154,835, and a refundable deposit of $774,176.

We are applying the proceeds we received from the June 2010 Term Loan and Sale and Leaseback transaction to complete the equipping of the first production line of our new production facility and for general working capital purposes.

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts through out the year. We spent approximately $4.5 million on advertising and promotion in fiscal 2009. We currently expect to spend an aggregate of approximately $6.0 million on advertising and promotion in fiscal 2010.

Registration Rights and Liquidated Damages

We entered into Registration Rights Agreements with the investors (the “October 2007 Investors”) in the private placements we consummated in October 2007 (the “October 2007 Private Placements”), pursuant to which we agreed that within thirty (30) business days of the respective closing date (the “Filing Date”), we would file a registration statement with the SEC (the “Registration Statement”) covering the resale of (i) the shares of common stock purchased in the October 2007 Private Placements (the “Purchased Shares”), and (ii) the common stock issuable upon exercise of the October 2007 Warrants (collectively (i) and (ii), the “Registrable Securities”). Further, we agreed to use our best efforts to (i) cause the Registration Statement to be declared effective within ninety (90) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred eighty (180) calendar days after the Filing Date, and (ii) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144.

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

We did not satisfy these registration requirements and, as a result, accrued a total of $1,201,998 in liquidated damages and $172,900 in interest. As of October 5, 2009, we issued an aggregate of 775,833 shares in full payment of the liquidated damages and interest.

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

Warrants

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 8,020,936 shares of our common stock, of which:

•	833,811 are exercisable at a price of $1.50 per share;

•	2,233,891 are exercisable at a price of $1.63 per share;

•
1,597,600 are exercisable at a price of $1.65 per share (and an additional 120,000 to be exercisable at a price of $1.65 per share, which vest as to one third of the underlying shares on each of September 30, 2010, December 31, 2010 and March 31, 2011);

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	2,405,119 are exercisable at a price of $3.26 per share.

If all of the warrants are exercised at their reduced exercise prices, we will receive gross proceeds of approximately $17,350,000, although there can be no assurance that any of these warrants will be exercised.

Promissory Notes

The June 2010 Term Loan Note

The June 2010 Term Loan Note has a principal balance of $800,000. The interest rate on the June 2010 Term Loan Note is 10% per annum and is payable on maturity. The June 2010 Term Loan Note has a stated maturity date of June 24, 2011. Upon the maturity of the June 2010 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum, until the obligation is paid in full. Any regular interest or default interest not paid when due under the June 2010 Term Loan Note shall be added to the principal of the June 2010 Term Loan Note. We may from time-to-time prepay any amount due under the June 2010 Term Loan Note, in whole or in part, without penalty. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

The Amended June 2008 Note

A promissory note we originally issued in connection with the private placement we consummated in June 2008, as amended on December 31, 2008 and December 31, 2009 (the “Amended June 2008 Note”), which matures on December 31, 2010, has a principal balance of $1,716,411 and bears interest at a rate of 10%, which is also payable on December 31, 2010. Any amount of principal or interest which is not paid when due will bear interest at a rate of 12%. We may prepay the entire amount due under the Amended June 2008 Note at any time without penalty, upon 15 days prior written notice. The holder of the Amended June 2008 Note has the right to be prepaid any amounts due under the Amended June 2008 Note from the proceeds of any future offering we consummate resulting in gross proceeds of $4,500,000 or more. So long as we have any obligation under the Amended June 2008 Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. It shall be deemed an “Event of Default” under the Amended June 2008 Note if: (a) we fail to pay principal or interest when due on the Amended June 2008 Note; (b) we breach any material covenant or other material term or condition contained in the Amended June 2008 Note or securities purchase agreement entered into in connection with the June 2008 Offering, as amended (the “June Purchase Agreement”), and such breach continues for a period of thirty (30) days after written notice thereof; (c) any representation or warranty we made under the Amended June 2008 Note or the June Purchase Agreement shall be false or misleading in any material respect; (d) we, or any subsidiary of ours, shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee, or such a receiver or trustee shall otherwise be appointed; (e) a money judgment shall be entered against us, or any subsidiary of ours, for more than $250,000, that remains in effect for a period of twenty (20) days; (f) bankruptcy, insolvency, reorganization or liquidation proceedings or other similar proceedings shall be instituted by or against us, or any subsidiary of ours, which are not dismissed within sixty (60) days; or (g) we fail to maintain the listing of our common stock on at least one of the OTCBB, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the NYSE Amex Equities. Upon the occurrence of any Event of Default under the Amended June 2008 Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the Amended June 2008 Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Amended June 2008 Note or any other right or remedy afforded by law. Our repayment of amounts due under the Amended June 2008 Note is secured by a pledge of an aggregate of 2,104,950 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

The November 2010 Term Loan Note

The promissory note we issued in connection with a loan transaction we consummated in November 2009 (the “November 2009 Term Loan Note”), which matures on November 30, 2010, has a principal balance of $1,750,000 and bears interest at a rate of 10% per annum, which is also payable on maturity. The November 2009 Term Loan Note has a stated maturity date of November 30, 2010. Upon the maturity of the November 2009 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum default interest, until the obligation is paid in full. Any regular interest or default interest not paid when due under the November 2009 Term Loan Note shall be added to the principal of the November 2009 Term Loan Note. We may from time-to-time prepay any amount due under the November 2009 Term Loan Note, in whole or in part, without penalty. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

The December 2009 Notes

The promissory notes we originally issued in connection with the private placement we consummated in December 2009 (the “December 2009 Notes”), which mature on December 24, 2010, have an aggregate principal balance of $1,750,000 and bear interest at a rate of 10%, which is also payable on December 24, 2010. Any amount of principal or interest which is not paid when due will bear interest at a rate of 15% per annum. We may prepay the entire amount due under the December 2009 Notes at any time without penalty, upon 15 days prior written notice; provided, however, in such event the noteholders (the “December 2009 Noteholders”) will be entitled to retain an amount of prepaid interest equal to the greater of (i) the amount accrued as of the prepayment date, and (ii) an aggregate of $105,000. The December 2009 Noteholders have the right to be prepaid any amounts due under the December 2009 Notes should we consummate certain additional offerings of equity or debt securities. So long as we have any obligation under the December 2009 Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of our assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in the December 2009 Notes. Our repayment of amounts due under the December 2009 Notes is secured by a pledge of an aggregate of 5,883,329 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

Dividends

We have not paid any dividends. In all likelihood, we will use any earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time. In addition, certain of our outstanding promissory notes contain restrictive covenants on our payment of dividends, as further described in “-- Promissory Notes” above.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of June 30, 2010, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$2,639,351	$2,639,351	—	—	—
Construction contract	499,897	499,897	—	—	—
Debt Obligations	6,165,174	6,165,174	—	—	—
Capital leases	5,908,467	1,969,489	3,938,978
Operating leases	972,982	853,255	119,727	—	—
Total:	$16,185,871	$12,127,166	4,058,705	—	—

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

During the first six months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K/A for the fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

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

As of June 30, 2010, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” contained in our Form 10-K/A. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the interim period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Warrants to an Investor Relations Firm

As of April 1, 2010, we entered into an Investor Relations Agreement (the “IR Agreement”) with a consultant. Pursuant to the IR Agreement, in consideration for certain investor relations services to be provided to us by the consultant, we agreed to (i) pay the consultant a monthly cash consulting and services fee of $8,000, and (ii) issue to the consultant four-year warrants to purchase 160,000 shares of our common stock, at an exercise price of $1.65 per share, which vested with respect to 40,000 of the underlying shares on June 30, 2010, and will vest as to an additional 40,000 of the underlying shares on each of September 30, 2010, December 31, 2010 and March 31, 2011 (the “IR Warrants”).

We believe the issuance of the 160,000 IR Warrants is exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Shares to an Investor Relations Firm

As of January 1, 2010, we entered into an Investor Relations Consulting Agreement (the “IR Consulting Agreement”) with a consultant. Pursuant to the IR Consulting Agreement, in consideration for investor relations services to be provided to us by the consultant, we agreed to pay a monthly retainer of $9,500, consisting of (i) $4,500 in cash, and (ii) such number of shares of our restricted stock to be determined by dividing $4,500 by 85% of the average closing trading price of our common stock for the first ten trading days of the applicable month, capped at 3,676 shares per month. On April 1, 2010, we terminated the IR Consulting Agreement by written notice. As of April 30, 2010, we issued the consultant 14,403 shares of our common stock in consideration for services provided to us between January 1, 2010 and April 30, 2010.

We believe the issuance of the 14,403 shares pursuant to the IR Consulting Agreement is exempt from registration under the Act, pursuant to Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Shares in Connection with Repayment of November 2008 Promissory Note

On June 24, 2010, we repaid the Amended November 2008 Note in the principal amount of $500,000, which was originally issued in connection with our November 2008 private placement, and amended as of November 10, 2009, May 10, 2010 and June 9, 2010. We paid the noteholder accrued interest of $75,000 and $9,247 on May 11, 2010 and June 24, 2010, respectively. In addition, in connection with the amendments on May 10, 2010 and June 9, 2010, we are required to issue the noteholder an aggregate of 15,000 restricted shares of our common stock.

We believe the issuance of these shares will be exempt from registration under the Act, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Issuance of Warrants to a Consultant

One June 24, 2010, we entered into a Consulting Agreement (the “Consulting Agreement”) with a consultant. Pursuant to the Consulting Agreement, in consideration for certain business consulting services to be provided to us by the consultant, we issued to the consultant, and its designee, three-year warrants to purchase 40,000 shares of our common stock, exercisable at an exercise price of $1.63 per share, and which may be exercised for cash or on a cashless basis (the “Consultant Warrants”).

We believe the issuance of the 40,000 Consultant Warrants is exempt from registration under the Act, pursuant to Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1	Promissory Note, dated June 24, 2010, Issued to the June 2010 Lender
4.2	Warrants issued to Fenghui Leasing Co., Ltd., as of June 24, 2010
10.1	Second Amendment, dated May 10, 2010, to a Securities Purchase Agreement between the Company and an investor in the Company’s November 2008 private placement (1)
10.2	Letter Agreement, dated June 9, 2010, between the Company and an Investor in the Company’s November 2008 Private Placement (2)
10.3	Loan Agreement, dated June 24, 2010, by and between the Company and the June 2010 Lender
10.4	Sale and Leaseback Agreement, dated June 24, 2010, by and between the Company’s wholly-owned Subsidiary, HXD, and Fenghui Leasing Co., Ltd.
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K for the event dated May 10, 2010

(2)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K for the event dated June 9, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: August 16, 2010	By:	/s/ Yang Yong Shan
Yang Yong Shan
Chairman, Chief Executive Officer and President

Dated: August 16, 2010	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer and Secretary