Form 10-Q
period 2010-09-30
EMERALD DAIRY INC
filed 2010-11-15
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to _________________________________

Commission File Number:	000-52174

EMERALD DAIRY INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205
Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

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
☐ Yes     ☒ No

The registrant had 34,032,131 shares of common stock issued and outstanding as of November 1, 2010 (not including an additional 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$14,559,414	$13,486,429
Trade accounts receivable,net	6,567,168	7,223,016
Inventory, net	1,624,509	1,298,488
Advances to equipment supplier	10,033,849	3,710,707
Other current assets	2,914,909	1,292,749
Total current assets	35,699,849	27,011,389

Property, plant and equipment
Property, plant and equipment, net	5,759,821	5,946,330
Contruction in progress	14,900,348	8,772,931
	20,660,169	14,719,261

Intangible assets, net	1,339,817	1,341,534

	$57,699,835	$43,072,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,750,273	$2,917,798
Notes payable, net of debt discount of $171,755 and $729,830 at September 30, 2010 and December 31, 2009, respectively	5,844,656	5,843,472
Other current liabilities	391,337	704,056
Current portion of long-term lease	1,080,770	-
Loan from shareholder	214,397	210,142
Total current liabilities	11,281,433	9,675,468

Long-term lease payable	2,754,828	-

Commitments and Contingencies (Note 19)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 35,976,575 and 34,890,267 issued and outstanding at September 30, 2010December 31, 2009, respectively)	35,977	34,890
Treasury Stock (1,944,444 shares at September 30, 2010 and December 31, 2009, respectively)	(1,944)	(1,944)
Additional paid-in capital	25,862,219	17,003,093
Retained earnings (of which $3,191,614 and $1,834,742 are restricted at September 30, 2010 and December 31, 2009, respectively, for commonwelfare reserves)	14,777,814	14,318,425
Accumulated other comprehensive income	2,989,508	2,042,252
Total stockholders' equity	43,663,574	33,396,716

	$57,699,835	$43,072,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2010 and 2009

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Sales	$12,897,019	$10,158,004	$40,459,377	$31,261,491

Cost of Goods Sold	6,408,452	5,569,598	20,356,931	17,057,583

Gross Profit	6,488,567	4,588,406	20,102,446	14,203,908

Operating Expenses
Selling expenses and administrative expenses	3,999,971	3,348,522	11,906,641	9,448,920
Liquidated damages	-	-	5,021,669	-
Depreciation and amortization	51,404	43,595	154,356	130,107
Total operating expenses	4,051,375	3,392,117	17,082,666	9,579,027

Other Income (Expense)
Interest income	1,418	1,277	3,553	4,421
Interest expense	(555,257)	(67,887)	(1,339,936)	(67,887)
Total other income (expense)	(553,839)	(66,610)	(1,336,383)	(63,466)

Net Income Before Provision for Income Tax	1,883,353	1,129,679	1,683,397	4,561,415

Provision for Income Taxes
Current	411,266	245,054	1,224,008	860,948
	411,266	245,054	1,224,008	860,948

Net Income	$1,472,087	$884,625	$459,389	$3,700,467

Basic Earnings Per Share	$0.04	$0.03	$0.01	$0.12

Basic Weighted Average Shares Outstanding	34,020,324	30,844,547	33,643,729	29,979,356

Diluted Earnings Per Share	$0.04	$0.03	$0.01	$0.12

Diluted Weighted Average Shares Outstanding	34,464,712	31,631,381	34,132,311	30,429,024

The Components of Other Comprehensive Income (Loss)
Net Income	$1,472,087	$884,625	$459,389	$3,700,467
Foreign currency translation adjustment	977,589	24,487	1,431,900	(14,933)
Income tax related to other comprehensive income	(332,380)	(8,326)	(486,846)	5,077

Comprehensive Income	$2,117,296	$900,786	$1,404,443	$3,690,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net Income	$459,389	$3,700,467
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	415,021	400,227
Amortization of loan discount	558,075	65,916
Capitalized interest	(763,495)	(351,071)
Stock issued for services	34,657	33,475
Warrants modified for liquidated damages	5,021,669	-
Warrants modified for services	-	3,975
Warrants issued for services	915,097	-
Warrants issued for loan costs	79,991	117,155
Incentive stock options	385,891	125,452
Net change in assets and liabilities
Trade accounts receivable	799,208	(559,266)
Inventory	(300,249)	(837,027)
Other current assets	(1,112,306)	140,875
Accounts payable and accrued expenses	1,024,764	(424,925)
Other current liabilities	(326,693)	(313,945)

Net cash provided by operating activities	7,191,019	2,101,308

Cash flows from investing activities
Deposit on equipment and construction	(6,733,689)	-
Construction in progress	(5,189,800)	-
Purchases of fixed assets and intangibles	(82,097)	(4,194,717)

Net cash used in investing activities	(12,005,586)	(4,194,717)

Cash flows from financing activities
Advances on notes payable	800,000	-
Repayments of notes payable	(477,464)	-
Advances on sale-leaseback	5,090,026	-
Repayments of sale-leaseback	(257,555)	-
Exercise of warrants	296,408	4,433,590

Net cash provided by financing activities	5,451,415	4,433,590

Effect of exchange rate	436,137	(2,762)

Net increase in cash	1,072,985	2,337,419

Cash and cash equivalents at beginning of period	13,486,429	7,343,588

Cash and cash equivalents at end of period	$14,559,414	$9,681,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

1.	Description of Business

Emerald Dairy, Inc. (“Company”), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”), through its wholly owned subsidiaries. Through the Company’s network of over 1,100 salespeople, the Company’s products are distributed throughout 20 provinces in the PRC, and sold in over 6,000 retail outlets.

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

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), pursuant to the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC. It is expected that the construction and equipping of this new facility will be completed in the fourth fiscal quarter of 2010. Upon completion, it is anticipated that HXD will engage in the manufacture of the Company's milk powder, soybean powder and rice powder products at this new facility.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Emerald Dairy Inc. and subsidiaries as of September 30, 2010, and the results of their operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph “Foreign Currency” in Note 3).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XAL, LvBao and HXD. All inter-company transactions and balances have been eliminated in consolidation.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

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

Cash and cash equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2010, no U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

Trade accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2010 and December 31, 2009, there were no allowances for doubtful accounts based on the review of the above factors. There were no write-off’s for the three and nine months ended September 30, 2010 and 2009. The Company does not have any off-balance sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of September 30, 2010, the Company has incurred and capitalized into construction-in-progress $13,494,302 of construction costs and $1,406,046 of capitalized interest for a balance of $14,900,348.  As of December 31, 2009, the Company had incurred and capitalized into construction-in-progress $8,130,380 of construction costs and $642,551 of capitalized interest.  The estimated cost to be incurred in 2010 to complete the project is approximately $500,000.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Interest cost capitalized	$304,624	$130,343	$763,495	$351,070
Interest cost charged to income	555,257	67,877	1,339,936	67,877
	$859,881	$198,220	$2,103,431	$418,947

Foreign Currency - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency, RMB, as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $645,209 and $16,161, for the three months ended September 30, 2010 and 2009, respectively and $945,054 and $(9,856) for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and 2009, the exchange rate was 6.6915 RMB and 6.8263 RMB per U.S. Dollar, respectively.

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

As of September 30, 2010, the Company has no sales or contracts that included multiple deliverables that would fall under the accounting guidance.

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
September 30, 2010 and 2009

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006 due to its classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years expiring in January 2011.

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

Fair value of financial instruments - The Company applies the provisions accounting guidance that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  The accounting guidance defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2010 and December 31, 2009, the fair value of cash, trade accounts receivable, other receivables, accounts payable, commercial notes payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at September 30, 2010.

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

4.	Concentrations of Business and Credit Risk

The Company conducts all of its primary business in the PRC.  There can be no assurance that the Company will be able to successfully conduct its business, and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company conducts all of its business and operations in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2010 none of the U.S. cash balances are in excess of insured amounts.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

Milk powder has historically represented 75% to 95% of the Company’s total sales. Dairy product consumption in China has historically been lower than in many other countries in the world.  Growing interest in milk products in China is a relatively recent phenomenon which makes the market for the Company’s products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for the Company’s products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of the Company’s products in particular.  There is substantial risk that the market may not accept or be receptive to the Company’s products.  Market acceptance of the Company’s current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of the Company’s products make them superior to competitive products and justify their pricing.  The Company’s current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit the Company’s revenues and profitability.

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

For the three and nine months ended September 30, 2010 and 2009, no single customer accounted for 10% or more of sales.

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

5.	Inventory

As of September 30, 2010 and December 31, 2009 inventory consists of the following:

	2010	2009
Raw materials	$1,157,836	$689,984
Work-in-process	387,877	579,806
Finished goods	69,855	20,365
Repair parts	8,941	8,333
	$1,624,509	$1,298,488

6.	Other Current Assets

As of September 30, 2010 and December 31, 2009, other current assets consist of the following:

	2010	2009
Advances to milk suppliers	$345,032	$368,566
Advances to construction contractor	484,196	-
Deposit on lease	1,046,103	-
Advances to staff	33,282	15,496
Deposit on contract	198,580	71,598
Prepaid loan costs	162,327	828,725
Prepaid expenses	645,389	8,364
	$2,914,909	$1,292,749

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

7.	Property, Plant, and Equipment

As of September 30, 2010 and December 31, 2009, Property, Plant, and Equipment consist of the following:

	2010	2009
Building	$3,844,284	$3,767,984
Plant and Machinery	3,329,627	3,227,110
Motor vehicles	578,918	526,597
Dairy cows	262,385	253,439
Office equipment	81,814	76,616
	8,097,028	7,851,746
Less: Accumulated depreciation	(2,337,207)	(1,905,416)
	$5,759,821	$5,946,330

Depreciation expenses totaled $121,977 and $386,627 for the three and nine months ended September 30, 2010, respectively, and $124,421 and $371,939 for the three and nine months ended September 30, 2009, respectively. $80,090 and $260,665 were included as a component of cost of goods sold for the three and nine months ended September 30, 2010, respectively, and $90,258 and 270,120 for the three and nine months ended September 30, 2009, respectively.

8.	Construction-in-progress

	September 30, 2010	December 31, 2009
Construction in progress	$14,900,348	$8,772,931

Construction-in-progress represents construction and installations of the new plant and machinery for the production facility in Hailun City.

9.	Intangible Assets

	September 30, 2010	December 31, 2009
Land use rights	$1,383,039	$1,355,589
Patents	54,248	53,171
	1,437,287	1,408,760
Less: Accumulated amortization	(97,470)	(67,226)
	$1,339,817	$1,341,534

Amortization expenses totaled $9,518 and $28,394 for the three and nine months ended September 30, 2010, respectively and $9,432 and 28,288 for the three and nine months ended September 30, 2009,respectively.

Amortization expense is estimated to be $37,744 for each of the next five years.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

10.	Income Taxes

On May 30, 2005, AIDH executed a Share Transfer Agreement with XAL. XAL applied to be treated as a foreign invested company right after the share transfer, and its business license was approved as a foreign invested company on January 10, 2006. According to Chinese taxation policy, a foreign invested company, Advanced Technology Company or Software Development Company, receives a 100% income tax exemption for the first 2 years and a 50% tax exemption for the next 3 years,. XAL is considered an Advanced Technology Company. Therefore the Company received the benefit of this income tax exemption from January 10, 2006, the date XAL was approved as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008, the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years from such date expiring in January 2011.

LvBao is currently subject to the Enterprise income tax of 25%.

HXD is currently subject to the Enterprise income tax of 25% while the local government will refund the local portion (25% of the total tax payment) to HXD for five years.  The local government refund will expire on December 31, 2015.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
U.S. Operations	$(1,106,000)	$(713,000)	$(8,171,000)	$(1,543,000)
Chinese Operations	2,989,000	1,843,000	9,854,000	6,105,000
	$1,883,000	$1,130,000	$1,683,000	$4,562,000

The components of the provision for income taxes are approximately as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Federal, State and Local	$-	$-	$-	$-
Peoples Republic of China -Federal and Local	411,300	245,000	1,223,900	861,000
	$411,300	$245,000	$1,223,900	$861,000

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Income tax provision at Federal statutory rate	$640,400	$384,100	$572,200	$1,550,900
State income taxes, net of Federal benefit	-0-	-0-	-0-	-0-
U.S. tax rate in excess of foreign tax rate	(269,100)	(165,900)	(886,900)	(549,400)
Abatement of foreign income taxes	(336,100)	(215,800)	(1,239,600)	(665,200)
Increase in valuation allowance	376,100	242,600	2,778,200	524,700
Tax provision	$411,300	$245,000	$1,223,900	$861,000

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

The Company has a U.S. net operating loss carryforward of approximately $14,455,000 as of September 30, 2010 which expires in 2030. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of September 30, 2010.

The change in the valuation allowance as of September 30, 2010 and 2009 was $2,778,200 and $524,700, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Tax Saving	$336,100	$215,800	$1,239,600	$665,200
Benefit per share:
Basic	$0.01	$0.01	$0.04	$0.02
Diluted	$0.01	$0.01	$0.04	$0.02

Had the tax exemption not been in place for the three and nine months ended September 30, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net income before tax provision, as reported	$1,883,000	$1,130,000	$1,683,000	$4,562,000
Less Tax provision not exempted	411,300	245,000	1,223,900	861,000
Less Tax provision exempted	336,100	215,800	1,239,600	665,200
	$1,135,600	$669,200	$(780,500)	$3,035,800

11.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and nine months ended September 30, 2010, respectively, the Company contributed $28,732 and $88,753 in pension contributions. During the three and nine months ended September 30, 2009, respectively, the Company contributed $59,264 and $204,448 in pension contributions.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

12.	Accounts Payable and accrued Expenses

At September 30, 2010 and December 31, 2009 accounts payable and accrued expenses consisted of:

	September 30, 2010	December 31, 2009
Accounts payable	$3,175,268	$2,308,866
Accrued payroll	58,865	306,011
Accrued interest	421,938	71,570
Economic development advance	44,833	43,943
Accrued insurance	49,369	187,408
	$3,750,273	$2,917,798

13.	Notes payable

At September 30, 2010 and December 31, 2009 notes payable consisted of the following:

	September 30, 2010	December 31, 2009
Notes dated June, 2008, due December 31, 2010 with a interest rate of 10%,	$1,716,411	$2,573,301
Notes dated November, 2008 due May 10, 2010 with a interest rate of 10%	-	500,000
Note dated November, 2009 due November 30, 2010 with a interest rate of 10%	1,750,000	1,750,000
Notes dated December, 2009 due December 24, 2010 with a interest rate of 10%, net of debt discount of $171,755 and $729,830 at September 30, 2010 and December 31, 2009, respectively	1,578,245	1,020,171
Note dated June, 2010 due June 23, 2011 with a interest rate of 10%	800,000	-
	$5,844,656	$5,843,472

14.	Lease payable

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

The balances on the lease are as follows:

	September 30, 2010	December 31, 2009
Remaining lease payments	$5,488,859	$-
Imputed interest	(1,653,261)	-
Lease balance	3,835,598	-
Less current portion	(1,080,770)	-
Long-term lease payable	$2,754,828	$-

Future principal payments over the next four years are as follows:
2010	$243,578
2011	1,155,948
2012	1,512,725
2013	923,347

15.	Equity

Warrants

Information with respect to stock warrants outstanding as of September 30, 2010 are as follows:

Exercisable:

Exercise Price	Outstanding December 31, 2009	Granted Modified	Modified, Expired or Exercised	Outstanding September 30, 2010	Expiration Date
$0.75	-0-	373,334	(373,334)	-0-	4/6/2010
$0.94	373,334	-0-	(373,334)	-0-	10/09/2010
$1.20	-0-	499,522	(499,522)	-0-	4/6/2010
$1.50*	-0-	-0-	833,811	833,811	8/02/2011
$2.04*	578,884	-0-	-0-	578,884	8/01/2012
$2.04*	327,306	-0-	(30,675)	296,631	8/11/2012
$1.63*	235,583	-0-	-0-	235,583	8/11/2012
$1.63*	195,000	-0-	-0-	195,000	6/12/2013
$1.63*	75,000	-0-	-0-	75,000	6/20/2013
$1.63	97,500	-0-	-0-	97,500	12/31/2011
$1.63	100,000	-0-	-0-	100,000	11/10/2012
$1.63	120,000	-0-	-0-	120,000	11/30/2012
$1.63	536,809	-0-	-0-	536,809	12/24/2012
$1.63	789,536	-0-	-0-	789,536	12/31/2012
$1.63	-0-	184,049	(184,049)	-0-	4/6/2010
$1.63	-0-	44,643	-0-	44,643	9/2/2014
$1.63	-0-	40,000	-0-	40,000	6/25/2013
$1.65	-0-	623,000	-0-	623,000	7/22/2013
$1.65	-0-	80,000	-0-	80,000	3/31/2014
$1.65	-0-	934,600	-0-	934,600	6/24/2013
$3.26*	-0-	-0-	981,747	981,747	8/02/2011
$3.26*	-0-	-0-	1,423,372	1,423,372	8/11/2011
$2.61	75,000	-0-	-0-	75,000	11/10/2011

Not-exercisable:

Exercise Price	Outstanding December 31, 2009	Granted	Modified, Expired or Exercised	Outstanding September 30, 2010	Expiration Date
$1.65	-0-	80,000	-0-	80,000	3/31/2014

* On January 28, 2010 the Company’s registration statement became effective which extended the expiration date of these warrants.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

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

The fair value of the warrants as of January 28, 2010, before modification of the terms, was calculated to be $759,035. The fair value of the warrants as of January 28, 2010, after modification of the terms, was calculated to be $5,780,704.  The incremental change in the value of the warrants is $5,021,669, which was recorded to liquidated damages in the nine months ended September 30, 2010.

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

During the quarter ended September 30, 2010 the fair value of the 40,000 warrants vested was calculated to be $31,676 and was expensed to selling, general and administrative expense.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	139.06%
Risk-free interest rate	.68%
Expected life	3.5 years
Stock price	$1.04
Exercise price	$1.65

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

In July 2010, the Company entered into a consulting services contract pursuant to which the Company issued 3 year warrants to purchase 623,000 shares of common stock for $1.65 per share.  The fair value of the warrants was calculated to be $648,250 and was recorded as prepaid expense to be amortized over the life of the contract.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	144.50%
Risk-free interest rate	1.00%
Expected life	3.00 years
Stock price	$1.35
Exercise price	$1.65

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

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

The Company repaid all remaining amounts of principal and interest due to the note holder under his promissory note ) as of June 24, 2010.  The 15,000 shares of the Company’s common stock due the noteholder under these agreements was valued at the closing price as of the date the stock became due under the agreements as follows:

Date	Number of Shares	Closing Price	Value
5/10/10	5,000	$1.20	$6,000.00
5/26/10	5,000	$1.25	$6,250.00
6/9/10	5,000	$1.27	$6,350.00

The total value of $18,600 was recorded as loan costs and charged to interest expense in the nine months ended September 30, 2010.

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
September 30, 2010 and 2009

16.	Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The balance of these reserves at September 30, 2010 and December 31, 2009, was $3,191,614 and $1,834,742, respectively. These amounts are restricted and are included in retained earnings.

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

For the three and nine months ended September 30, 2010 dilutive shares include stock options of 444,388 and 488,582, respectively. Stock options of 760,000 and warrants to purchase 8,060,936 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the three months ended September 30, 2009, dilutive shares include stock options of 180,742, outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94 and outstanding warrants to purchase 1,333,333 shares of common stock at an exercise price of $1.50. Warrants to purchase 4,105,481 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the nine months ended September 30, 2009, dilutive shares include stock options of 341,554 and outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94. Warrants to purchase 5,438,814 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2010:
Net income	$1,472,087
Basic EPS income available to common shareholders	$1,472,087	34,020,324	$0.04
Effect of dilutive securities:
Warrants		—
Stock options	—	444,388
Diluted EPS income available to common shareholders	$1,472,087	34,464,712	$0.04

For the three months ended September 30, 2009:
Net income	$884,625
Basic EPS income available to common shareholders	$884,625	30,844,547	$0.03
Effect of dilutive securities:
Warrants		264,376
Stock options	—	522,458
Diluted EPS income available to common shareholders	$884,625	31,631,381	$0.03

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2010:
Net income	$459,389
Basic EPS income available to common shareholders	$459,389	33,643,729	$0.01
Effect of dilutive securities:
Warrants		—
Stock options	—	488,582
Diluted EPS loss available to common shareholders	$459,389	34,132,311	$0.01

For the nine months ended September 30, 2009:
Net income	$3,700,467
Basic EPS income available to common shareholders	$3,700,467	29,979,356	$0.12
Effect of dilutive securities:
Warrants		88,022
Stock Options	—	361,646
Diluted EPS income available to common shareholders	$3,700,467	30,429,024	$0.12

18.	Equity Incentive Plan

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
September 30, 2010 and 2009

The term of each award under the Plan will be specified in the award agreement, but may not exceed ten years from the earlier of the adoption or the approval of the plan, unless sooner terminated.

Total share-based compensation costs included in the Condensed Consolidated Statements of Income were $172,530 and $385,891 during the three and nine months ended September 30, 2010, respectively, and $57,180 and $75,688 during the three and nine months ended September 30, 2009, respectively. All share-based compensation costs are included in selling expenses and administrative expenses.

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

No options were granted during the three and nine months ended September 30, 2010.

Share Options

A summary of the Company’s outstanding share option award grants as of September 30, 2010 and changes during the three months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2009	1,463,200	$1.14
Granted	-0-	—
Exercised	-0-	—
Expired	-0-	—
Forfeited	(15,200)	0.42

Outstanding at September 30, 2010	1,448,000	$1.14	8.78	$435,984
Vested and expected to vest at September 30, 2010	1,448,000	$1.14	8.78	$435,984
Exercisable at September 30, 2010	717,400	$0.79	8.61	$326,988

As of September 30, 2010, there was $289,282 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 0.82 years.

19.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $13,135,171 of which $10,460,360 has been paid.  The remaining $2,674,811 will be paid on delivery and completion of installation of the equipment in 2010.

The Company has advances to milk suppliers of $345,032 which will be offset against future milk purchases from those suppliers (see Note 6).

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009

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

The Company leases various distribution facilities. All leases are on an annual basis and commence on January 1, of each year. The Company also leases office space which expires September 2010.  For the three and nine months ended September 30, 2010, the Company incurred rental expense of $80,199 and $118,263, respectively, and $39,518 and $117,927 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the Company had outstanding lease commitments totaling $161,270, $130,936 is due within the one year and $30,334 in the second year.

20.	Subsequent events

Management has evaluated subsequent events from October 1, 2010 to November 15, 2010, the date which the Company’s financial statements have been issued and were available to be issued, and has concluded the following events should be reported during this period.  Subsequent events that may occur after November 15, 2010 have not been evaluated in the financial statements as of September 30, 2010.

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

For the three and nine months ended September 30, 2010 and 2009, the Company’s sales revenues from various products are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Milk powder	$11,111,272	$8,922,796	$35,053,092	$27,318,421
Soybean milk powder	388,002	267,138	1,077,993	822,026
Rice powder	338,810	319,942	1,241,042	954,482
Sub-contract processing	1,058,935	648,128	3,087,250	2,166,562
	$12,897,019	$10,158,004	$40,459,377	$31,261,491

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Because of our close proximity to our sources of fresh milk, we are able to complete the production process in approximately 30-35 hours, which is faster than competitors of ours that are not similarly situated. We produced approximately 7,000 tons of milk powder at our facility in Be’ian City, Heilongjiang Province, PRC in fiscal 2007, up from approximately 5,000 tons in fiscal 2006. By adding a third shift to the existing two shifts working schedule, we produced approximately 9,000 tons of milk powder in each of fiscal 2008 and 2009. During the first nine months of 2010 we produced an aggregate of approximately 7,000 tons of milk powder. Due to the commencement of production at our new production facility (as further described below), we expect to have produced a total of between 10,000 and 11,000 tons of milk powder by the end of fiscal 2010.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heilongjiang Xing An Ling Dairy, Co., a PRC company (“XAL”), which handles our promotion, sales and administrative functions;

•
Heilongjiang Be’ian Nongken Changxing Lvbao Dairy Limited Liability Company, a PRC company (“Lvbao”), which handles production of our products at our production facility in Be’ian City, Heilongjiang Province, PRC; and

•	Hailun Xinganling Dairy Co., Ltd., a PRC company (“HXD”), which handles production of our products at our new production facility in Hailun City, Heilongjiang Province, PRC.

We have experienced tremendous growth well above the industry average during recent years. Sales increased from approximately $7.9 million in 2005 to approximately $44.7 million in 2009, a 466% increase over four years. Net income increased from approximately $0.7 million in 2005 to approximately $4.2 million in 2009, a 500% increase over four years.

Recent Developments

Commencement of Production at Hailun City Production Facility

In November 2010, we commenced production at our new production facility in Hailun City, Heilongjiang Province, PRC. Currently,this new facility has one production line, with the capacity to produce over 9,000 tons of milk power annually. This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs.

A second production line can be added at this new facility, which, when completed, would enable us to produce in excess of an additional 9,000 tons of milk powder per year. Although there can be no assurance that we will add a second production line to our new facility, we currently intend to do so. If we were to add a second production line at this new facility it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of approximately 29,000 tons of milk powder. We expect the cost to add a second production line at our Hailun City production facility to be approximately $15.0 million. We plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in the PRC outstrips supply by at least 2-to-1.  In recent years, our production capabilities have not been able to keep up with demand for our products. In November 2010, the first production line at our new facility in Hailun City became operational, which will enable us to increase our annual production capacity of milk powder by over 9,000 tons. We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

Product Pricing and Raw Material Supply

Historically we have been able to obtain sufficient raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be readily available to us for the foreseeable future. In fiscal 2009, the price of certain raw materials we use declined. We believe the prices of the raw materials we use to produce our products will stay relatively stable for the foreseeable future.

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

Organic Label Milk Products

Historically, there have been no organic label milk powder products in the mainland China market. In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We recently began commercializing an organic label product line. Initially, we expect sales of organic milk powder to be insignificant. However, over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will become increasingly popular in the PRC. Over time, we believe this will help increase our revenues.

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

Results of Operations

Three-Month Period Ended September 30, 2010 Compared to Three-Month Period Ended September 30, 2009

The following summarizes changes in our operations for the three months ended September 30, 2010 and 2009.  Net income increased by $587,462, from $884,625 in the three months ended September 30, 2009, to $1,472,087 for the three months ended September 30, 2010. The increase in net income during the three months ended September 30, 2010, as compared to the same time period in the prior year, was due to an increase in our gross profit as well as other factors further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended September 30,
	2010	2009

Sales	$12,897,019	$10,158,004
Cost of Goods Sold	6,408,452	5,569,598
Gross Profit	$6,488,567	$4,588,406

Sales. Sales volume increased by 344 metric tons, or 17.6%, period on period, to 2,302 metric tons for the three months ended September 30, 2010, from 1,958 metric tons for the three months ended September 30, 2009. Sales revenues increased by $2,739,015, or 27.0%, from $10,158,004 in the three months ended September 30, 2009, to $12,897,019 for the three months ended September 30, 2010. These increases were primarily due to increased demand for our products as well as an increase in the average selling price for all of our products of $415 per metric ton, as compared to the three months ended September 30, 2009, resulting from increased sales of our middle and lower end products and better average selling prices for subcontracting.

Sales by product line.  A break-down of our sales by product line for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,
	2010			2009			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	1,724	11,111,272	86.2	1,421	8,922,796	87.9	303
Rice powder	68	388,002	3.0	56	319,942	3.1	12
Soybean powder	205	338,810	2.6	163	267,138	2.6	42
Subcontracting	305	1,058,935	8.2	318	648,128	6.4	(13)
Total	2,302	12,897,019	100.0	1,958	10,158,004	100.0	344

There were various changes to the break-down of sales among our product lines over the three months ended September 30, 2010, as we increased production in most all lines. Milk powder accounted for 86.2% of third quarter 2010 sales mix, at an average selling price of $6,445 per metric ton, as compared to 87.9% of our third quarter 2009 sales mix, at an average selling price of $6,279 per metric ton. Rice powder accounted for 3.0% of our sales mix for the three months ended September 30, 2010, at an average selling price of $5,706 per metric ton, as compared to 3.1% of our sales mix in the three months ended September 30, 2009, at an average selling price of $5,713 per metric ton. Soybean powder accounted for 2.6% of our sales mix for the three months ended September 30, 2010, at an average selling price of $1,653 per metric ton, as compared to 2.6% of our sales mix in the three months ended September 30, 2009, at an average selling price of $1,639 per metric ton. We increased our subcontract production during the three months ended September 30, 2010 to 8.2% of the sales mix, at an average selling price of $3,472 per metric ton, as compared to 6.4% of the sales mix in the three months ended September 30, 2009, at an average sales price of $2,038 per metric ton. The primary reason for the increase in our sales from subcontracting was that we began extending relationships with other companies for which we can subcontract to help absorb the extra production capacity we have at our new production facility.

A breakdown of our average selling price by product line for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,
Average selling prices	2010	2009	Variance
	$	$	$	%
Milk powder	6,445	6,279	166	2.6
Rice powder	5,706	5,713	(7)	(0.1)
Soybean powder	1,653	1,639	14	0.9
Subcontracting	3,472	2,038	1,434	70.4
Total	5,603	5,188	415	7.9

Cost of Goods Sold.  Cost of goods sold increased by $838,854, or 15.1%, from $5,569,598 in the three months ended September 30, 2009, to $6,408,452 for the three months ended September 30, 2010. This increase was directly related to our increased production during the three months ended September 30, 2010. Overall our cost per metric ton of goods sold decreased by $76, or 2.7%, to $2,769 per metric ton in the three months ended September 30, 2010, as compared to $2,845 per metric ton in three months ended September 30, 2009, due to decreases in the price of raw materials we use to produce our products. We expect the prices of the raw materials we use to produce our products to stay relatively stable for the foreseeable future.

A breakdown of cost of sales by product line for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,
	2010	2009	Variance
	$	$	$	%
Cost of sales
Milk powder	5,151,197	4,511,008	640,189	14.2
Rice powder	175,399	125,467	49,932	39.8
Soybean powder	225,799	185,513	40,286	21.7
Subcontracting	856,057	747,610	108,447	14.5
Total	6,408,452	5,569,598	838,854	15.1

Cost per units sold (per ton)
Milk powder	2,998	3,175	(187)	(5.9)
Rice powder	2,579	2,240	339	(15.1)
Soybean powder	1,101	1,138	(37)	3.3
Subcontracting	2,807	2,351	456	19.4
Average cost per unit sold	2,784	2,845	(61)	(2.1)

Gross Profit. Gross profit was $6,488,567, or 50.3% of our sales for the three months ended September 30, 2010, as compared to gross profit of $4,588,406, or 45.2% of sales, for the three months ended September 30, 2009. During the three months ended September 30, 2010, our gross margin on milk powder increased to 53.6%, from 49.4% in the same period of the prior year, due to a 5.9% decrease in cost per metric ton of our products as well as an increase in average selling price of 2.6%. The gross margin for subcontracting increased 34.5% to 19.2% in the three months ended September 30, 2010, as compared to (15.3)% in the three months ended September 30, 2009, due to a decrease in the average cost per ton of 2.1% in the three months ended September 30, 2010 as compared to the same period in 2009, as well as an increase in the average selling price of 70.4%.

A breakdown of gross margin by product line for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,
	2010		2009		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	5,960,075	53.6	4,411,788	49.4	4.2
Rice powder	212,603	54.8	194,475	60.8	6.0
Soybean powder	113,011	33.4	81,625	30.6	2.8
Subcontracting	202,878	19.2	(99,482)	(15.3)	34.5
Total	6,488,567	50.3	4,588,406	45.2	5.1

Operating Expenses

	For the Three Months Ended September 30,
	2010	2009
Operating Expenses
Selling and administrative expenses	$3,999,971	$3,348,522
Depreciation and amortization	51,404	43,595
Total operating expenses	$4,051,375	$3,392,117

Selling Expenses. Selling expenses overall increased by $775,510, or 31.3%, from $2,478,002 in the three months ended September 30, 2009, to $3,253,512 for the three months ended September 30, 2010. The major factors in the increase in selling expenses are as follows:

•	Advertising increased by $200,282, or 81.4%, to $446,230 in 2010, from $245,948 in 2009, due to an increased marketing campaign in 2010.

•	Promotion expenses increased by $316,120, or 64.6%, to $805,235 in 2010, from $489,115 in 2009, as we increased our marketing efforts as compared to 2009.

•	Outdoor promotion expenses increased by $27,923, or 12.0%, to $260,791 in 2010, from $232,868 in 2009, as a result of our increased marketing campaign in 2010.

•	Selling salary expenses increased by $82,932, or 15.5%, to $618,428 in 2010, from $535,496 in 2009, as a result of our increased marketing campaign in 2010.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $114,566, or 13.3%, from $861,023 in three months ended September 30, 2009, to $746,457 for the three months ended September 30, 2010. The major factors in the increase in administrative expenses are as follows:

•	Decrease in consulting expenses of $77,209, to $146,559 in 2010, from $223,768 in 2009, as a result of decreasing use of consultants during 2010.

•	Decrease in legal and accounting expenses of $128,601, to $108,320 in 2010, from $236,921 in 2009, as a result of decreased use of professional services during 2010.

These increases were partially offset by an increase of $94,135 in stock option expense as compared with 2009 and an increase in salaries of $14,529 as compared with 2009.

Provision for Income Taxes

	For the Three Months Ended September 30,
	2010	2009
Provision for Income Taxes
Current	$411,266	$245,054
Deferred	-	-
	$411,266	$245,054

Provision for Income Taxes. Income taxes increased by $166,212, or 67.8%, from $245,054 for the three months ended September 30, 2009, to $411,266 for the three months ended September 30, 2010. This increase was due to the increase in our taxable income in our operating subsidiaries. XAL, our wholly owned subsidiary, has been enjoying a 50% tax holiday in the fiscal years ended December 31, 2009 and 2010. This tax holiday will expire in January 2011, which we expect will increase our taxes and therefore negatively affect our net income.

Nine-Month Period Ended September 30, 2010 Compared to Nine-Month Period Ended September 30, 2009

The following summarizes changes in our operations for the nine months ended September 30, 2010 and 2009.  Net income decreased by $3,241,078, from $3,700,467 in the nine months ended September 30, 2009, to $459,389 for the nine months ended September 30, 2010. The decrease in net income during the nine months ended September 30, 2010, as compared to the same time period in the prior year, was due to liquidated damages we incurred during the current year period in connection with the extension of the expiration dates of certain of our issued and outstanding warrants, which offset an increase in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Nine Months Ended September 30,
	2010	2009

Sales	$40,459,377	$31,261,491
Cost of Goods Sold	20,356,931	17,057,583
Gross Profit	$20,102,446	$14,203,908

Sales. Sales volume increased by 1,367 metric tons, or 22.8%, period on period, to 7,354 metric tons for the nine months ended September 30, 2010, from 5,987 metric tons for the nine months ended September 30, 2009. Sales revenues increased by $9,197,886, or 29.4%, from $31,261,491 in the nine months ended September 30, 2009, to $40,459,377 for the nine months ended September 30, 2010. This increase was due to an increase the quantity of products we sold by 1,367 metric tons, as well as an increase in the average selling price for all of our products, by $280 per metric ton, as compared to the nine months ended September 30, 2009, as a result producing more of our high end product line in the first nine months of fiscal 2010 as a whole.

Sales by product line.  A break-down of our sales by product line for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010			2009			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	5,504	35,053,092	86.6	4,454	27,318,421	87.4	1,050
Rice powder	218	1,241,042	3.1	168	954,482	3.1	50
Soybean powder	656	1,077,993	2.7	472	822,026	2.6	184
Subcontracting	976	3,087,250	7.6	893	2,166,562	6.9	83
Total	7,354	40,459,377	100.0	5,987	31,261,491	100.0	1,367

There were various changes to the break-down of sales among our product lines over the nine months ended September 30, 2010, as we increased production in all lines, but attempted to adjust our sales mix to higher margin products. Milk powder accounted for 86.6% of the 2010 sales mix, at an average selling price of $6,369 per metric ton, as compared to 87.4% in 2009, at an average selling price of $6,133 per metric ton. Rice powder accounted for 3.1% of our sales mix for the nine months ended September 30, 2010, at an average selling price of $5,693 per metric ton, as compared to 3.1% of our sales mix in the nine months ended September 30, 2009, at an average selling price of $5,681 per metric ton. Soybean powder accounted for 2.7% of our sales mix for the nine months ended September 30, 2010, at an average selling price of $1,643 per metric ton, as compared to 2.6% of our sales mix in the nine months ended September 30, 2009, at an average selling price of $1,742 per metric ton.  We increased our subcontract production during the nine months ended September 30, 2010 to 7.6% of the sales mix, at an average selling price of $3,163 per metric ton, as compared to 6.9% of the sales mix in the nine months ended September 30, 2009, at an average sales price of $2,426 per metric ton. The primary reason for the increase in our sales from subcontracting was that we began extending relationships with other companies for which we can subcontract to help absorb the excess production capacity we have at our new facility.

A breakdown of our average selling price by product line for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
Average selling prices	2010	2009	Variance
	$	$	$	%
Milk powder	6,369	6,133	236	3.8
Rice powder	5,693	5,681	12	0.2
Soybean powder	1,643	1,742	(99)	(5.7)
Subcontracting	3,163	2,426	737	30.4
Total	5,502	5,222	280	5.4

Cost of Goods Sold.  Cost of goods sold increased by $3,299,348, or 19.3%, from $17,057,583 in the nine months ended September 30, 2009, to $20,356,931 for the nine months ended September 30, 2010. This increase was directly related to our increased production during the nine months ended September 30, 2010. Overall our cost per metric ton decreased by $81, or 2.8%, to $2,768 per metric ton in the nine months ended September 30, 2010, as compared to $2,849 per metric ton in nine months ended September 30, 2009, due to decreases in the price of raw materials we use to produce our products We expect the prices of the raw materials we use to produce our products to stay relatively stable for the foreseeable future.

A breakdown of cost of sales by product line for the years ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010	2009	Variance
	$	$	$	%
Cost of sales
Milk powder	16,444,332	13,887,172	2,557,160	18.4
Rice powder	486,683	374,307	112,376	30.0
Soybean powder	748,606	616,126	132,480	21.5
Subcontracting	2,677,310	2,179,978	497,332	22.8
Total	20,356,931	17,057,583	3,299,348	19.3

Cost per units sold(per ton)
Milk powder	2,988	3,118	(130)	(4.2)
Rice powder	2,232	2,228	4	0.2
Soybean powder	1,141	1,305	(164)	(12.6)
Subcontracting	2,743	2,441	302	12.4
Average cost per unit sold	2,768	2,849	(81)	(2.8)

Gross Profit. Gross profit was $20,102,446, or 49.7% of our sales for the nine months ended September 30, 2010, as compared to gross profit of $14,203,908, or 45.4%, for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, our gross margin on milk powder increased to 53.1%, from 49.2% in the same period of the prior year, due to a decrease in the average sales price of 3.8%, while there was a 4.2% decrease in the cost per metric ton from the nine months ended September 30, 2009. The gross margin for soybean powder increased 5.6% to 30.6% in the nine months ended September 30, 2010, as compared to 25.0% in the nine months ended September 30, 2009, due to a decrease in the average cost per ton of 12.6% in the nine months ended September 30, 2010 as compared to the same period in 2009.

A breakdown of gross margin by product line for the years September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010		2009		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	18,608,760	53.1	13,431,249	49.2	3.9
Rice powder	754,359	60.8	580,175	60.8	-
Soybean powder	329,387	30.6	205,900	25.0	5.6
Subcontracting	409,940	13.3	(13,416)	(0.6)	13.9
Total	20,102,446	49.7	14,203,908	45.4	4.3

Operating Expenses

	For the Nine Months Ended September 30,
	2010	2009
Operating Expenses
Selling and administrative expenses	$11,906,641	$9,448,920
Liquidated damages	5,021,669	-
Depreciation and amortization	154,356	130,107
Total operating expenses	$17,082,666	$9,579,027

Selling Expenses. Selling expenses overall increased by $2,227,207, or 30.5%, from $7,291,862 in the nine months ended September 30, 2009, to $9,519,069 for the nine months ended September 30, 2010. The major factors in the decrease in selling expenses are as follows:

•	Advertising increased by $506,119, or 68.6%, to $1,243,792 in 2010, from $737,673 in 2009, due to an increased marketing campaign in 2010.

•	Promotion expenses increased by $913,276, or 74.3%, to $2,141,879 in 2010, from $1,228,603 in 2009, as we increased our marketing efforts as compared to 2009.

•	Outdoor promotion expenses increased by $168,895, or 27.1%, to $792,232 in 2010, from $623,337 in 2009, as a result of our increased marketing campaign in 2010.

•	Selling salary expenses increased by $292,455, or 18.1%, to $1,907,509 in 2010, from $1,615,054 in 2009, as a result of our increased marketing campaign in 2010.

These increases were partially offset by a decrease in entertainment expenses of $45,628, or 13.0%, to $304,528 in 2010, from $350,156 in 2009, as part of readjusting our marketing campaign.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses increased by $230,513, or 10.7%, from $2,157,058 in nine months ended September 30, 2009, to $2,387,571 for the nine months ended September 30, 2010. The major factors in the increase in administrative expenses are as follows:

•	Increase of salary and stock option expenses of $419,574, to $810,064 in 2010, from $390,489 in 2009, as a result of additional stock options granted in late 2009.

•	Increase in travel expenses of $33,883, to $185,669 in 2010, from $151,786 in 2009, as a result of increase in cost of travel during 2010.

•	Increase in investor relation expenses of $102,805, to $199,431 in 2010, from $96,626 in 2009, as a result of increase in cost of investor relations services in 2010.

These increases were partially offset by a decrease of $162,320 in consultation expense as compared with 2009 and a decrease in legal and accounting expenses of $56,857 as compared with 2009. We required less time in preparation of our regulatory filings in the current year and did not use the services of the consultant that was used in the 2009.

Liquidated Damages. We recorded $5,021,669 in liquidated damages during the nine months ended September 30, 2010, as a result of the extension of warrants previously issued by us to satisfy certain registration rights provisions. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

	For the Nine Months Ended September 30,
	2010	2009
Provision for Income Taxes
Current	$1,224,008	$860,948
Deferred	-	-
	$1,224,008	$860,948

Provision for Income Taxes. Income taxes increased by $363,060, or 42.2%, from $860,948 for the nine months ended September 30, 2009, to $1,224,008 for the nine months ended September 30, 2010. This increase was due to the increase in our taxable income in our operating subsidiaries. XAL, our wholly owned subsidiary, has been enjoying a 50% tax holiday in the fiscal years ended December 31, 2009 and 2010. This tax holiday will expire in January 2011, which we expect will increase our taxes and therefore negatively affect our net income.

Liquidity and Capital Resources

Uses of Capital

	For the Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$7,191,019	$2,101,308

Net cash used in investing activities	$(12,005,586)	$(4,194,717)

Net cash provided by financing activities	$5,451,415	$4,433,590

Net Cash Provided By Operating Activities.  For the nine months ended September 30, 2010, $7,191,019 was provided by operating activities, compared with $2,101,308 provided by operating activities for the nine months ended September 30, 2009. Our net cash flows provided from operating activities during 2010 increased due to the following factors:

•	Operations provided $459,389 of net cash during the nine months ended September 30, 2010.

•	Trade accounts receivable increased by $799,208, due to the decreased collections during the period.

•	Inventory increased by $300,249, due to adjustments from increased sales of our products during the current period.

•	Other current assets increased by $1,112,306, due the increase in our level of production during 2010.

•	Accounts payable and accrued expenses increased by $1,024,764 at September 30, 2010 due to increases in production of products and expenses.

Net Cash Used In Investing Activities.  For the nine months ended September 30, 2010, we used $12,005,586 in investing activities, compared with $4,194,717 used in investing activities for the nine months ended September 30, 2009. The $12,005,586 was primarily for the construction and equipping of our new production facility.

Net Cash Provided By Financing Activities.  For the nine months ended September 30, 2010 there was $5,451,415 provided by financing activities, compared with $4,433,590 provided by financing activities for the nine months ended September 30, 2009. We raised $296,408 through the exercise of warrants during the nine months ended September 30, 2010, in connection with the consummation of warrant tender offers. We also completed the Sale and Leaseback Transaction (described below) with regard to certain equipment which provided $5,090,026 during the nine months ended September 30, 2010.

General

Cash and cash equivalents at September 30, 2010 increased by approximately 8.0% to $14,559,414, from $13,486,429 at December 31, 2009. Working capital increased from approximately $17.3 million at December 31, 2009, to approximately $24.4 million at September 30, 2010, which includes cash generated from operations, as well as funds raised from private offerings of promissory notes and warrants we consummated in fiscal 2009. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

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

In November 2010, we commenced production at our new production facility. The new facility currently has one production line, which has the capacity to produce over 9,000 tons of milk power annually. This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs.

The new facility has the capacity to handle a second production line. Although there can be no assurance will add a second production line to our new facility, we currently intend to do so. If we were to add a second production line at this new facility it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of approximately 29,000 tons of milk powder. We believe the cost to add a second production line would be an additional $15.0 million. Although there can be no assurance will add a second production line to our new facility, we plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions. We currently have no sources for the additional financing we would need to add a second production line at our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Historically we relied primarily on investments by our Chief Executive Officer and shareholders, and bank loans, to meet our cash and capital expenditures. However, as the amount of our capital expenditures increases, we expect to depend more on the capital markets to raise funds through private and public offerings of equity and/or debt. There can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms.

In fiscal 2009, we raised approximately $7.7 million through the sale of promissory notes and exercise of warrants. We used theses funds for the construction and equipping of our new production facility and for general working capital purposes.

In fiscal 2010, we:

•	entered into a loan agreement with an unrelated third party, pursuant to which we borrowed $800,000, at an interest rate of 10% per annum (the “June 2010 Term Loan”); and

•
consummated a sale and leaseback transaction with Fenghui Leasing Co., Ltd. (“Fenghui”), pursuant to which, among other things Fenghui purchased certain equipment from HXD, for a purchase price of approximately $5,161,176, and Fenghui leased the equipment back to HXD for 36 monthly payments of approximately $164,124 (a total of approximately $5,908,464), a commission fee of $154,835, and a refundable deposit of $774,176 (the “Sale and Leaseback Transaction”).

We are applied the proceeds we received from the June 2010 Term Loan and Sale and Leaseback Transaction to completing the first production line of our new production facility and for general working capital purposes.

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts through out the year. We spent approximately $4.5 million on advertising and promotion in fiscal 2009. We currently expect to spend an aggregate of approximately $6.0 million on advertising and promotion in fiscal 2010, of which we have already spent approximately $4.2 million during the nine months ended September 30, 2010.

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

On January 28, 2010, a Registration Statement we filed to register the Registrable Securities for resale was declared effective by the SEC. Pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), we must now file a post-effective amendment to the Registration Statement (“Post-Effective Amendment”) to update the financial statements and other information included in the Registration Statement, and to eliminate or modify information regarding the selling stockholders listed in the Registration Statement. We plan to file the Post-Effective Amendment as soon as practicable.

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

Warrants

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 8,028,651 shares of our common stock, of which:

•	833,811 are exercisable at a price of $1.50 per share;

•	2,233,891 are exercisable at a price of $1.63 per share;

•
1,637,600 are exercisable at a price of $1.65 per share (and an additional 80,000 to be exercisable at a price of $1.65 per share, which vest as to one third of the underlying shares on each of December 31, 2010 and March 31, 2011);

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	2,372,834 are exercisable at a price of $3.26 per share.

If all of the vested warrants are exercised, we will receive gross proceeds of approximately $17,311,000, although there can be no assurance that any of these warrants will be exercised.

Promissory Notes

Sale and Leaseback Transaction

In connection with the Sale and Leaseback Transaction (described above), our wholly-owned subsidiary, HXD, entered into a Sale and Leaseback Agreement (the “Sale and Leaseback Agreement”) with Fenghui, pursuant to which, among other things:

•	Fenghui purchased certain milk powder processing equipment located at our new milk powder processing facility (the “Equipment”) from HXD, for a purchase price of approximately $5,161,176;

•
Fenghui leased the Equipment back to HXD for 36 months in return for monthly payments of approximately $164,124 (a total of approximately $5,908,464), a commission fee of $154,835, and a refundable deposit of $774,176; and

•	We issued to Fenghui three-year warrants to purchase 934,600 shares of the Company’s common stock, at an exercise price of $1.65 per share (the “Fenghui Warrants”).

See Note 14 of the Notes to our consolidated financial statements for additional information concerning the Sale and Leaseback Transaction.

The June 2010 Term Loan Note

A promissory note we issued in connection with the June 2010 Term Loan (the “June 2010 Term Loan Note”) has a principal balance of $800,000. The interest rate on the June 2010 Term Loan Note is 10% per annum and is payable on maturity. The June 2010 Term Loan Note has a stated maturity date of June 24, 2011. Upon the maturity of the June 2010 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum, until the obligation is paid in full. Any regular interest or default interest not paid when due under the June 2010 Term Loan Note shall be added to the principal of the June 2010 Term Loan Note. We may from time-to-time prepay any amount due under the June 2010 Term Loan Note, in whole or in part, without penalty. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

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

The November 2009 Term Loan Note

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

Dividends

We have not paid any dividends. In all likelihood, we will use any earnings to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time. In addition, certain of our outstanding promissory notes contain restrictive covenants on our payment of dividends, as further described in “— Promissory Notes” above.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of September 30, 2010, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$2,674,811	$2,674,811	-	-	-
Construction contract	506,613	506,613	-	-	-
Debt Obligations	6,569,732	6,569,732	-	-	-
Capital leases	5,488,859	1,995,948	3,492,911	-	-
Operating leases	161,270	130,936	30,334	-	-
Advertising contract	805,867	805,867	-	-	-
Total:	$16,207,152	$12,683,907	3,523,245	-	-

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

During the first nine months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K/A for the fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

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

As of September 30, 2010, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” contained in our Form 10-K/A. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the interim period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Warrants to a Consultant

On July 22, 2010, we entered into an Engagement & Fee Agreement (the “Agreement”) with a consultant. Pursuant to the Agreement, in consideration for certain consulting services to be provided to us by the consultant, we issued to the consultant three-year warrants to purchase 623,000 shares of our common stock, exercisable at an exercise price of $1.65 per share, or on a cashless basis (the “Warrants”).

We believe the issuance of the Warrants is exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Section 13a-14(a)*

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a)*

32.1	Certification of principal executive officer pursuant to Section 1350*

32.2	Certification of principal financial and accounting officer pursuant to Section 1350*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: November 15, 2010	By:	/s/ Yang Yong Shan
Yang Yong Shan
Chairman, Chief Executive Officer and
President

Dated: November 15, 2010	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer and Secretary