Form 10-K
period 2010-12-31
EMERALD DAIRY INC
filed 2011-04-15
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
	Commission file number:	000-52174

EMERALD DAIRY INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 867-9247

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
☐ Yes      ☒ No

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $27,784,647, based on the last closing price of $1.38 per share, as quoted on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority.

As of April 13, 2011, the registrant had 34,207,379 shares of common stock issued and outstanding (not including an additional 1,944,444 shares of common stock currently being held in treasury).

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

These forward-looking statements are based on our current expectations.  They include, among other things, statements relating to:

•           future sales and financings;

•           the future development of our business;

•           our ability to execute our business strategy;

•           projected expenditures; and

•           the market for our products.

You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” ‘intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and such statements speak only as of the date they were made.  Actual events or results may differ materially from those suggested by these forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report.  We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results, except as otherwise required by law.

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

Prior to September 23, 2006, XAL owned approximately 57.7% of Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company, a PRC company (“LvBao”), with the remaining balance being held by AIDH’s sole shareholder. On September 23, 2006, the remaining 42.3% ownership in LvBao was transferred to XAL and was treated as an additional capital contribution. The effect of this contribution by the sole shareholder was rolled back to September 8, 2003 for financial reporting purposes.

On May 22, 2008, AIDH formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), under the laws of the PRC.

All of our business is conducted through our wholly-owned Chinese subsidiaries, as follows:

•	XAL handles our promotion, sales and administrative functions;

•	LvBao handles production of our products at our production facility located in Beian City, Heilongjiang Province, PRC; and

•	HXD handles production of our products at our production facility located in Hailun City, Heilongjiang Province, PRC.

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
Hailun Xinganling Dairy Co., Ltd.
(a PRC company)
100% Ownership
Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company
(a PRC company)

Industry

The Chinese government has recognized that the dairy industry is not only crucial to reform the structure of agriculture in the country and increase the income of farmers, but also that it is important to improve the diet, health, and overall welfare of the Chinese people.  In recent years, milk and dairy products have gradually become an accepted daily necessity in the life of Chinese people.  As a result, the dairy market is one of the fastest growing markets in the PRC, growing at a rate of 14% per year over the past six years according to the National Bureau of Statistics of China.

Products

We are a producer of milk powder, soybean powder and rice powder in the PRC.  Through our network of over 1,200 salespeople, our products are distributed throughout 20 provinces in Mainland China, and sold in over 6,500 retail outlets.

Our 30 products are marketed under two brands:

•	“Xing An Ling,” which is designed for high-end customers; and

•	“Yi Bai,” which is designed for middle and low-end customers.

We also produce milk powder products on a contract basis for third parties, which then resell such products under their own brand names (hereinafter referred to as “subcontracting”).

Our total sales were approximately $55.3 million, $44.7 million and $44.3 million in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  Milk powder sales, including subcontracting, accounted for 94.4%, 94.4% and 95.5% of our total sales in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  Soybean powder sales accounted for 2.6%, 2.6% and 2.0% of total sales in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  Rice powder sales accounted for 3.0%, 3.0% and 2.5% of total sales in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  No single customer accounted for more than 5% of our total sales in the fiscal years ended December 31, 2010, 2009 and 2008.

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

•
Formula milk powder for young children from 1-3 years old - Provides children with comprehensive nutritional support at the critical period of their brains’ development, and, with nucleotide contents close to breast milk’s level, to help boost children’s immunity.

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

In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd. We recently began commercializing an organic product line.

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

Production, Supply and Distribution

Production

We believe that a lack of adequate production capacity had been a significant impediment to our ability to increase our revenue in recent years.  Production capacity at our facility in Beian City reached approximately 7,000 tons in 2007, with annual revenue of approximately $29.6 million and net income of approximately $3.6 million. In 2008, by adding a third shift to the existing two shifts working schedule at our facility in Beian City, our production capacity reached approximately 9,000 tons, with revenue of approximately $44.3 million and net income of approximately $2.3 million.  In 2009, while our new production facility was being constructed in Hailun City, our annual production capacity continued at approximately 9,000 tons, with revenue of approximately $44.7 million and net income of approximately $4.2 million.

In November 2010, we commenced production at our new production facility in Hailun City.  This new facility currently has one production line, which has the capacity to produce over 9,000 tons of milk powder annually, giving us a total annual production capacity of over 18,000 tons.  In 2010, we had revenue of approximately $55.3 million and net income of approximately $3.2 million.  A second production line can be added at this new facility, which, when completed, would enable us to produce in excess of an additional 9,000 tons of milk powder per year. Although there can be no assurance that we will add a second production line to our new facility, we currently intend to do so. If we were to add a second production line at this new facility it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of over 27,000 tons of milk powder.

Local farmers we purchase milk from deposit fresh milk at the third-party milking stations we utilize. The fresh milk is stored in refrigerated tanks, and then trucked by the supplier’s trucking service to one of our production facilities. When the refrigerated fresh milk arrives at our production facility a sample is taken to be sure it meets our product standards.  If the sample passes inspection it goes to production, where the necessary ingredients are added to the fresh milk to make formula.  If the sample fails inspection, it is rejected.  The formula passes through a high pressure gauge, which sprays the formula out in a fine spray.  A high temperature fan instantly dries the formula turning it into milk powder.  The milk powder is first placed in large containers, and then packaged into customer friendly bags or tins. After it has been packaged, the finished product gets trucked to retail outlets for sale.  Since we are located close to the milking stations, the entire production process can be completed in approximately 30-35 hours.  The time it takes to go from processing the milk to retail sale of the finished product is only an average of 45 days.  Therefore, we are able to keep our warehousing costs low.

We strictly supervise resources allotment, purchasing inspection, raw materials check, sales, and customer service, and believe we have established an effective quality control process.  Five approved dairy experts supervise the whole production process to ensure that the products comply with national standards. These experts are selected by us based on their education and experience in the industry.  We have established an advanced bacteria-free laboratory to asses our products throughout the production process.  We established a professional sanitation, quality control and quality management group to make the production comply with national food and sanitation regulations.  We also established sanitation, quality, operation, management systems to improve the production and enforce our workers’ awareness of sanitation and quality.  Each of our workers needs to go through a physical check-up periodically and obtain a clean “health certificate.”

In 2004, we adopted a method to that enables us to assess our inventory each month, allowing us to control our inventories in real time.  As a result, we believe our inventories and the efficiency of our supply chain are at the appropriate levels for our business.

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

Our packaging facility is designed based on the GMP 600,000 level standard of the pharmacy industry.  “GMP” refers to the Good Manufacturing Practice Regulations promulgated by the United States Food and Drug Administration under the authority of the Federal Food, Drug, and Cosmetic Act.  GMP regulations address issues including recordkeeping, personnel qualifications, sanitation, cleanliness, equipment verification, process validation, and complaint handling.  Management believes our laboratory, which is 300 square meters in size, is constructed in accordance with GMP standards.

In addition, the facility complies with all HACCP standards.  “HACCP,” or Hazard Analysis and Critical Central Point (HACCP) (ISO 22000 Food Safety Management System), is a process control system designed to identify and prevent microbial and other hazards in food production and entire food chain.  HACCP includes steps designed to prevent problems before they occur and to correct deviations through a systematic way as soon as they are detected.  As a result, we believe we have achieved an ideal environment for productions and packaging.  Our automated intelligent program-controlled packaging line, which consists of some of the most advanced packaging equipment in the Chinese dairy industry, is capable of tinned milk powder packaging.  It effectively reduces the touch of workers and avoids second-time contamination.

In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd.  In June 2009, we started to develop an organic baby formula line for the high-end market. To meet the standards for an organic product, we were required to maintain a herd of 527 organic-fed cows that were closely monitored by certification authorities to ensure they met the rigid organic farming standards. After 16 months of monitoring and subsequent product testing, our organic farming operation and production line were approved by China's Guangdong Zhongjiang Certification Co.  We now use the “China Organic Product” seal on our organic formula packaging and in associated marketing materials.

Supply

Our supply of raw milk for both of our production facilities comes from farms along the Beian Long River in Heilongjiang Province, located in the southwest of Xiaoing’anling, 47 degrees north latitude.  The land sits on one of the only three black plates in the world, giving it the unique soil, vegetation, climate and ecological environment best for the growth of cows.  As a result, it is recognized as one of the premium cow raising belts internationally.  Beian’s grassland area amounts to 285 acres, raising more than 41,000 cows, with the milk production of 72,000 tons annually.  By using such high-quality fresh milk as a raw material, we are able to maintain our product as a natural, clean and green food.

We currently have signed contracts with over 3,700 local farmers, giving us access to the milk of approximately 41,000 cows. We expect that, as our output increases at our new production facility in Hailun City, we will need to increase the number of local farmers we contract with.  Pursuant to the standard raw milk purchase agreements we enter into with local farmers:

•	The term of raw milk purchase agreements is one year.

•	Farmers have the option to discontinue the agreements any time during the one-year term by giving one-week notice.

•	We are obligated to purchase from farmers the whole raw milk meeting certain quality standards.

•	The purchase price of raw milk is approximately $0.17 per lb., which fluctuates depending on the market price of raw milk.

•	If there is a change in price, we must notify farmers within one week, or risk losing them as suppliers.

The terms set forth above are the standard terms within the Chinese dairy industry, which is regulated by the Office of Milk Source (a department of city government).  The price of raw milk is market driven and is most-closely linked to the Heilongjiang Province regional market.  The price of raw milk is also closely monitored by the Office of Milk Source.  We settle our accounts with the farmers once a month.

The entire milking process is done automatically, without any human contact.  The farmers raise their own cattle, however, we share certain know how and technical support with the farmers to help them increase the quality and capacity of their milk.  This model not only enhances the milk farmers’ enthusiasm and breeding capability, and stimulates local economic development, but it also assures the milk volume, quality and the stability of the supply.  In addition, by working closely with the local farmers in this way, we are better able to track each cow’s health and milking capacity.

Since no other large-scaled dairy enterprise is located nearby, our milk source is relatively plentiful and readily available.

We have approximately 100 cows of our own, to meet a small amount of the total supply.  However, these cows are mainly used to provide scientific and quality service for dairy farmers including disease control and treatment or other experiments. We provide certain services to the local farmers including help with improving farming methods, information and assistance with increasing milk yield, appointing experts to lectures, sharing of scientific knowledge, and strengthening disease surveillance and control.

We currently utilize 66 milking stations, all of which are owned and operated by third parties.  We pay market price for using the milking stations.  For administrative purposes, we group these milking stations into several service districts. We expect that as our output increases at our new production facility in Hailun City we will need to increase the number of milking stations we utilize.

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

Our product packages, packaging boxes, packing cans, and other packaging materials are also supplied by parties with which we have long-term relationships.

We have found it relatively easy to purchase all major raw materials we need from these suppliers, and have been able to sell all the products we have produced.  We believe the suppliers of our raw materials and packaging materials will be able to keep up with our growth for the foreseeable future.

In 2010 and 2009, Yu Ya Wei Ye Trading Company, which supplies us with whey used in production of our products, supplied us with approximately 10.1% and 11.0% of our raw materials, respectively.  In 2008, no single supplier accounted for more than 10% of our raw materials.

Distribution

We have a sales network consisting of over 1,200 people, across 20 provinces in the PRC.  Orders are initiated by sales people depending on their customers’ needs, and are approved by their province (regional) manager.  Regional managers combine orders from various sales teams and send orders to headquarters.  After confirmation of the orders from the regional managers, headquarters gives instructions to third party trucking companies to distribute products, according to the combined orders, to regional hub offices.  We distribute our products from our headquarters to distributors in large combined orders based on region, as compiled by the regional manager.

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

Market Opportunity

There are a total of 30 provinces in mainland China.  Our products are generally sold in 20 of the provinces, through our 1,200-plus person sales network.  Our sales are spread out, with no single province accounting for more than 10% of our total sales.  The 20 provinces in which we sell our products are the major provinces along the Pacific Ocean and in central China.  The 10 provinces in which our products are not sold, are those where the competition is too intense, or the potential customers are either too poor or too disbursed to make it economically feasible.

The PRC’s population of 1.3 billion offers a huge market for the developing dairy industry in the PRC. The dairy industry is increasing much faster than the growth of the PRC’s gross domestic product (GDP).  According to the statistics from the Food and Agriculture Organization of the United Nations (FAO), total Chinese milk production is the seventh largest in the world.  The dairy market is one of the fastest growing markets in the PRC, growing at a rate of 14% per year over the past six years, according to the National Bureau of Statistics of China.  It is widely predicted that the dairy industry in the PRC will continue at a growth rate of 15% per year.  The “11th Five Years Plan” urged that the average annual dairy consumption should reach 10 kg per person and should reach 16 kg in 2015.

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

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants.  This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC.  On September 16, 2008, the PRC’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine.  We passed the emergency inspection and were not included on AQSIQ’s list.  We believe the contraction in the Chinese milk powder industry caused by this crisis has lead to increased demand for our products.  However, until we recently completed construction and equipping of a first production line at our new production facility in Hailun City, we were not able to increase our supply to meet this demand.

Company Strategy

As part of our plan to pursue the market opportunities discussed above, we intend to enact the following strategies:

Production Strategy

Through a combination of internal growth in production capacity and strategic acquisitions we believe we will be capable of producing over 27,000 tons of milk powder annually by the end of fiscal 2012.  Our growth strategy for the next three years will be primarily focused on internal growth by expanding production capacity and strengthening sales efforts.

As a step toward implementing this strategy, in November 2010, we commenced production at our new production facility in Hailun City, Heilongjiang Province, PRC. Currently, this new facility has one production line, with the capacity to produce over 9,000 tons of milk powder annually. This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs. A second production line can be added at this new facility, which, when completed, would enable us to produce in excess of an additional 9,000 tons of milk powder per year. Although there can be no assurance that we will add a second production line to our new facility, we currently intend to do so.  If we were to add a second production line at this new facility it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of over 27,000 tons of milk powder. We expect the cost to add a second production line at our Hailun City production facility to be approximately $15.0 million. We plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

In addition, management will consider making strategic acquisitions if opportunities become available.  We have no current agreements or plans for proposed acquisitions, and there can be no assurance we will consummate any acquisitions in the future.

Prior to October 2007, we used a third party to produce rice powder products which were then resold under the “Xing An Ling” brand name.  Commencing in October 2007, we began producing rice powder in-house.  Rice powder products accounted for approximately 3.0% of our total revenue in each of 2010 and 2009.  We expect that rice powder products will continue to comprise approximately 3.0% of our total sales.

Similarly, we began reselling soy powder products in fiscal 2006, and producing soy powder in-house in fiscal 2007.  Soy powder products accounted for approximately 2.6% of our total revenue in each of 2010 and 2009.  We expect that soy milk powder products will continue to comprise approximately 2.6% of our total sales.

In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd.  In June 2009, we started to develop an organic baby formula line for the high-end market. To meet the standards for an organic product, we were required to maintain a herd of 527 organic-fed cows that were closely monitored by certification authorities to ensure they met the rigid organic farming standards.  After 16 months of monitoring and subsequent product testing, our organic farming operation and production line were approved by China's Guangdong Zhongjiang Certification Co.  We recently began commercializing an organic product line.  We use the “China Organic Product” seal on our organic formula packaging and in associated marketing materials.  We believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be popular in the PRC.  Over time, we believe our organic product line will help increase our revenues.

Market Strategy

Brand

In the Chinese milk powder market, positive brand image helps establish high customer recognition, strong customer loyalty, and good product reputation, which we believe are key elements to increase our sales revenue.  Therefore, we have focused on establishing a positive brand image. Our 30 products are marketed under two brands:

•	“Xing An Ling,” which is designed for high-end customers; and

•	“Yi Bai,” which is designed for middle and low-end customers.

Price

In the Chinese dairy market similar products are often sold at widely differing prices.  The gap between prices of similar products could be as much as 10 times.  At present, the consumers who have the highest income often choose high-end dairy brands from foreign companies, such as Nestle, Mead Johnson, and Dumex.  Those customers who earn less tend to choose lower-price brands such as Shengyuan and Nanshan.  Historically, our products were not as popular as some of our competitors’ because they were less expensive than similar competing products and, therefore, perceived to be of a lesser quality.  To address this, our new products are aimed at middle-end and high-end infant milk powder market.

Sales Channel

We have over 1,200 people in our sales network across 20 provinces covering more than 6,500 retail outlets (i.e., supermarkets) in the PRC.  Over the past three years, no single customer accounted for 5% or more of our total sales.

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

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to traditional business model, where a wholesaler is used.  The reason for this is that each of our sales people can cover only so many retail outlets and, therefore, we have to employ more sales people to achieve the same sales volume. On the other hand, by selling directly to retail, we can sell products at a higher margin than if we sold our products to a wholesaler.  We believe that the increased margins resulting from our direct to retail market strategy more than offsets the additional sales expense we incur by not using wholesalers.  In addition, our sales people know the customers, so they obtain better information on sales, demand, and other important factors.  We will continue to use our current business model of selling directly to the retail outlets, without use of a wholesaler, for the foreseeable future.

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

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts throughout the year.  We spent approximately $6.1 million, $4.5 million and $5.4 million on advertising and promotion in fiscal 2010, 2009 and 2008, respectively.  We currently expect to spend an aggregate of approximately $8.0 million on advertising and promotion in fiscal 2011.  The funds for advertising and promotion generally come out of our earnings.

Our English-language website is located at www.emeralddairy.com.  The English-language website went live in May 2008.  The website includes a link to our Chinese-language website.  The information on our websites does not constitute part of this report.

Human Resources Strategy

We believe employing talented people is the best competitive advantage we can have, so we strive to hire the most qualified employees at every level.  Besides seeking to attract quality employees from outside of our company, we will also continue to develop and train our own sales team.

Competition

Currently, five state-owned dairy groups control more than half of the dairy market in the PRC.  They are Mengniu (in Inner Mongolia), Yili Industrial Group (in Inner Mongolia), Bright Dairy & Food (in Shanghai), Sanyuan (in Beijing) and Wandashan (in Heilongjiang).  Over half of the top 20 dairy manufacturers have entered China.  Most of the dairy producers provide infant milk powder.  However, the high-end infant milk powder is less than one-third of the total output.  In the past, the dairy producers mainly gave discounts as the major competition tactic.  Now, however, the producers are beginning to focus on the raw milk source, brand, and sales network.

Our competitors are divided into three major categories:

•	Domestic large-scale producers;

•	Foreign producers; and

•	Domestic middle & small-scale producers.

Most of the larger players in the Chinese dairy industry have been concentrating in the first-tier cities such as Beijing and Shanghai with high end milk powder products.  We focus on penetrating less-competitive second and third tier cities.  We have a 1,200-plus person sales network across 20 provinces in China, covering more than 6,500 retail outlets.  Our closest competitors are American Dairy, Inc. and Wondersun Dairy in terms of products, price range and geographic coverage.

We believe that we have a competitive advantage over our competitors because:

•
Our production facilities are located close to the milking stations from which we obtain fresh milk and, therefore, the entire production process can be completed in approximately 30-35 hours.  The production facilities of other multi-regional dairy enterprises are located up to two days’ drive away from the milking stations they use.  Therefore, it may take them up to four days to process their milk products.

•
Our business model of selling directly to the retail outlets, as opposed to selling to a wholesaler, allows us to sell our products at a higher margin at retail.  Our sales people know the customers, so they obtain better information on sales trends and customer demands and requirements than our competitors who sell their product to wholesalers.

•
We recently began commercializing an organic baby formula line for the high-end market.  Over the long term, we believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be popular in the PRC.

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

Regulatory Matters

We are regulated under national, provincial and local laws in China.  The following information summarizes certain aspects of those regulations applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, province and local levels are subject to change.  To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, we are unable to predict the impact such regulation may have in the future.

As a manufacturer and distributor of food products, we are subject to regulations of the PRC’s Agricultural Ministry.  This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food.  It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the quality standards for certain foods, including the products we sell, and prescribes the format and content of many of the products we sell, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

In addition, the PRC’s Agricultural Ministry authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases.  These regulations require, for example, pasteurization of milk and milk products.  We and our products are also subject to provincial and local regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for our products, inspection of our facilities and regulation of our trade practices in connection with our sale of dairy products.

To date, we have received the following licenses to produce our products, which are significant for the reasons set forth below:

License	Issuer	Effective Period	Significance
Infant & Baby Formula Milk Powder Production Permit	State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China	Beian Facility April 2005 - May 2010 (1) Hailun Facility March 2011 - March 2014	Only current license holders are permitted to produce formula milk powder in the PRC.

Organic Production Certification	Guangdong Zhongjian Certification Co., Ltd.	October 2010 – October 2011	This certification allows us to produce and sell organic milk powder products.

ISO 22000 / HACCP Certification	Beijing New Century Certification Co. Ltd.	Beian Facility September 2007 - September 2010 (1) Hailun Facility New issuance in process (2)
The ISO 22000 international standard specifies the requirements for a food safety management system. ISO 22000 integrates the principles of the Hazard Analysis and Critical Control Point (HACCP) system and application steps developed by the Codex Alimentarius Commission. Hazard analysis is the key to an effective food safety management system.

ISO 9001 Certification	Beijing New Century Certification Co. Ltd.	Beian Facility September 2007 - September 2010 (1) Hailun Facility New issuance in process (2)
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

Certificate of Conformity of Quality System Certification	Standardization Administration of the People's Republic of China	Beian Facility September 2005 - September 2010 (1) Hailun Facility New issuance in process (2)
This certification is only given to companies that meet an international standard of quality control and production. Consumers in the PRC give a more positive reception to products that meet international standards.

(1)	We have applied for renewal of these permits and certifications. We have no reason to believe these permits and certifications will not be renewed.

(2)	We have applied for these certifications for our new production facility. We have no reason to believe these certifications will not be issued.

Employees

As of the date hereof, we have 1,449 employees. Of these, 1,191 are in sales, 214 are in manufacturing and 43 are in management and administration.  None of our employees are subject to a collective bargaining agreement.  We consider our relationship with our employees to be good.

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

In 2008 and 2009, general worldwide economic conditions declined resulting in a more volatile and costly business climate.  Although all of our business operations are currently conducted in the PRC, our general business strategy, as well as our results of operations and financial condition, may be adversely affected by unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate, or do not improve from current levels, it may make it difficult, if not impossible, for us to obtain debt or equity financing on acceptable terms at a time when we wish to do so.  While we believe we have adequate capital resources to meet current working capital requirements for the next twelve months, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders.  In addition, we will need to raise funds to equip the second production line at our new facility in Hailun City.  Therefore, failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.  These factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

Our products may not achieve or maintain market acceptance.

We market our products in the PRC.  Dairy product consumption in the PRC has historically been lower than in many other countries in the world.  Growing interest in milk products in the PRC is a relatively recent phenomenon which makes the market for our products less predictable.  Consumers may lose interest in our products.  As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of our products in particular.  There is substantial risk that the market may not accept or be receptive to our products.  Market acceptance of our current and future products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing.  Our current and future products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit our revenues and profitability.

In addition, we market our products, in part, as a healthy and good source of nutrition, however, periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow’s milk in the human diet.  An unfavorable study or medical finding could erode the popularity of milk in the Chinese diet and negatively affect the marketing of our product causing sales and revenues to decline.

Contamination of milk powder products produced in the PRC could result in negative publicity and have a material adverse effect on our business.

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants.  This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC. On September 16, 2008, the PRC’s AQSIQ revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine.  We passed the emergency inspection and were not included on AQSIQ’s list.  Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis may lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to a sustained decrease in demand for milk powder products produced within the PRC, thereby having a material adverse effect on our business.

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

Raw milk is the primary raw material we use to produce our products.  As we pursue our growth strategy, we expect raw milk demands to continue to grow.  Because we own only a small number of dairy cows, we depend on dairy farms and dairy farmers for our supply of fresh milk.  We expect that we will need to continue to increase the number of dairy farmers from which we source raw milk.  If we are not able to renew our contracts with suppliers or find new suppliers to provide raw milk we will not be able to meet our production goals and our sales revenues will fall.  If we are forced to expand our sources for raw milk, it may be more and more difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain.  A decrease in the quality of our raw materials would cause a decrease in the quality of our products and could damage our reputation and cause sales to decrease.

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

We also source large volumes of soy beans, rice, and other raw materials from suppliers. Interruption of or a shortage in the supply of raw milk or any of our other raw materials could result in our being unable to operate our production facilities at full capacity or, if the shortage is severe, at any production level at all, thereby leading to reduced production output and sales and reduced revenues.  In 2010 and 2009, Yu Ya Wei Ye Trading Company, which supplies us with whey used in production of our products, supplied us with approximately 10.1% and 11.0% of our raw materials, respectively.  In 2008, no single supplier accounted for more than 10% of our raw materials.

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

The loss of any of our key executives could cause an interruption of our business and an increase in our expenses if we are forced to recruit a replacement. We have no key-man life insurance covering these executives.

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

Although we are in the process of implementing initiatives aimed at addressing these material weaknesses, these initiatives may not remediate the identified material weakness.  Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our common stock.

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

We have a significant amount of debt outstanding, including promissory notes in the aggregate principal amount of $3,466,411 for which the maturity date has passed, which could materially and adversely affect our business and financial condition.

We have incurred substantial indebtedness through loans made to us during the past 36 months by certain investors and lenders.  Our agreements with these investors and lenders, and the promissory notes we issued in connection with such agreements, contain various covenants, including, in certain instances, cross-default provisions.  These loan covenants may negatively affect our business, financial condition, operating results and cash flows in many ways, including:

•
increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes, including our plans to install a second production line at our new facility in Hailun City;

•	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt; and

•	adversely affecting our ability to respond to changing business or economic conditions.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our short and long term indebtedness.

Historically, we have not been able to repay certain of our loans as they have come due.  In fact, outstanding promissory notes in the aggregate principal amount of $3,466,411 are currently past due.  We are currently negotiating with the lenders for extensions of the maturity dates of the applicable promissory notes, and expect to have the executed modification agreements and extensions shortly.  However, there can be no assurance that we will be able to extend the maturity dates of these notes on terms acceptable to us.  Our failure to cure these events of default, or to obtain waivers from the noteholders, could materially and adversely affect our business.

We may have difficulty raising necessary capital to fund our expansion plans, which may require us to curtail such plans. In addition, we may be required to issue equity or equity-linked securities in connection with capital raising activities, which may cause dilution in the value of our common stock.

In November 2010, we commenced production at our new production facility in Hailun City, Heilongjiang Province, PRC, which currently has one production line.  Although there can be no assurance that we will add a second production line to our new facility, we currently intend to do so.  We expect the cost to add a second production line at our Hailun City production facility to be approximately $15.0 million. We plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital markets. There can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.  If we are not able to raise necessary capital to fund our expansion plans, we may be forced to curtail such plans, which may adversely affect our business. The inability to secure additional financing would force us to curtail our expansion plans, which may adversely affect our business and financial condition.

In addition, we may be required to sell additional equity or equity-linked securities in connection with any capital raising activities.  If additional funds are raised through the issuance of equity or equity-linked securities, there may be a significant dilution in the value of our outstanding common stock.

Risks Related to Doing Business in the PRC

Changes in the PRC’s political or economic situation could harm us and our operational results.

Economic reforms which have been adopted by the Chinese government could change at any time.  Because many reforms are unprecedented or experimental, they are expected to be refined and adjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within the PRC, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations. This could damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;

•	control of foreign exchange;

•	methods of allocating resources;

•	balance of payments position;

•	international trade restrictions; or

•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.  It is possible that the Chinese government may abandon its reforms and return to a more nationalized economy. Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in the PRC. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. Laws and regulations affecting foreign invested enterprises in the PRC have only recently been enacted and are evolving rapidly, and their interpretation and enforcement involve uncertainties. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for product pricing, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in the PRC. Future regulatory, judicial and legislative changes could have a material adverse effect on our Chinese operating subsidiaries.  Regulators or third parties may raise material issues with regard to our Chinese subsidiaries or our compliance or non-compliance with applicable laws or regulations or changes in applicable laws or regulations may have a material adverse effect on our operations. Because of the evolving nature in the law, it will be difficult for us to manage and plan for changes that may arise.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the annual rate of inflation in the PRC has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which may inhibit economic activity in the PRC, which may harm the market for our products and adversely affect our operations and business.

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

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

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

On October 9, 2007, we became public by virtue of the Reverse Merger, as defined in “Item 1. Business – Company Background”.  There may be risks associated with our becoming public through a reverse merger.  Because of the Reverse Merger, we could be exposed to undisclosed liabilities resulting from our operations prior to the merger and we could incur losses, damages or other costs as a result.  In addition, securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. Further, brokerage firms may not want to conduct any secondary offerings on our behalf in the future.  These factors may negatively affect the market price and liquidity of our common stock.

There is currently a limited trading market for our common stock and a more liquid trading market may never develop or be sustained and stockholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than the Company’s value.

There is currently a limited trading market for our common stock and a more liquid trading market may never develop.  As a result, the price of our shares may not reflect the value of the Company.  Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of our business.  Because the price for our stock is low, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of common stock like ours as collateral for any loans.  Even if a more active market should develop, the price may be highly volatile.

Our common stock is currently approved for quotation on the OTCBB.  We do not satisfy the initial listing standards of the New York Stock Exchange, NYSE Amex Equities or The Nasdaq Stock Market.  If we never are able to satisfy any of those listing standards our common stock will never be listed on an exchange, or we may choose not to apply for any such listing.  As a result, the trading price of our stock may be lower than if we were listed on an exchange. Our stock may be subject to increased volatility.  When a stock is thinly traded, a trade of a large block of shares can lead to a dramatic fluctuation in the share price.  These factors may make it more difficult for our shareholders to sell their shares.

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

These factors may negatively affect the market price and liquidity of our common stock.

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

Restrictions on the use of Rule 144 by shell companies or former shell companies could affect your ability to resale our shares.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments to Rule 144, effective on February 15, 2008, and which apply to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to October 2007, holders of "restricted securities" within the meaning of Rule 144, when they resell their shares pursuant to Rule 144, shall be subject to the conditions set forth in Rule 144.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our common stock ownership is highly concentrated. As of the date hereof, our Chairman, Chief Executive Officer and President, Yang Yong Shan, beneficially owns 14,348,329 shares, or approximately 41.2% of our total outstanding common stock.  His interests may differ significantly from your interests.  As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our common stock.

We have the right to issue up to 10,000,000 shares of "blank check" preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

Our certificate of incorporation provides that we may issue up to 10,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determine from time to time. While none of our preferred stock has yet been issued, our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.  Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our common stock.

A substantial number of shares of our common stock are issuable upon exercise of outstanding warrants, the exercise of which will substantially reduce the percentage ownership of holders of our currently outstanding shares of common stock, and the sale of which may cause a decline in the price at which shares of our common stock can be sold.

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 8,108,651 shares of our common stock, of which:

•	833,811 are exercisable at a price of $1.50 per share;

•	2,233,891 are exercisable at a price of $1.63 per share;

•	1,717,600 are exercisable at a price of $1.65 per share;

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	2,372,834 are exercisable at a price of $3.26 per share.

The issuance of all or substantially all additional shares of common stock that are issuable upon exercise of our outstanding warrants will substantially reduce the percentage equity ownership of holders of shares of our common stock.  In addition, the exercise of a significant number of warrants, and subsequent sale of shares of common stock received upon such exercise, could cause a sharp decline in the market price of our common stock. The rights and obligations under the warrants are further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Warrants.”

A substantial number of shares of our common stock owned by our Chief Executive Officer are pledged to secure our repayment of outstanding debt.  The sale of these shares following an event of default under the applicable loan documents may cause a decline in the price at which shares of our common stock can be sold.

In connection with our issuance of promissory notes in the aggregate principal amount of $3,446,411, Yang Yong Shan, our Chief Executive Officer, entered into pledge agreements pursuant to which he transferred 7,988,279 shares of our common stock owned by him into escrow accounts to secure our repayment of such promissory notes.  Pursuant to the pledge agreements, Mr. Yang agreed to transfer all of the escrowed shares to the holders of the promissory notes if we default on the notes.  The maturity dates on all of these promissory notes has passed.  We are currently negotiating extensions of the overdue promissory notes.  However there can be no assurance that we will be able to extend the maturity dates of these notes on terms acceptable to us.  Until we have reached agreements with the noteholders for the extension of the maturity dates of these promissory notes, any of the noteholders may obtain their pro rata share of the escrowed shares by delivering a notice of default to us, and may seek to sell such shares.  This could adversely affect the price at which shares of our common stock can be sold.

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

Our manufacturing facility in Beian City, Heilongjiang Province, PRC, occupies approximately 38,600 square meters of land and has approximately 4,600 square meters for production.  Currently there are two production lines with daily capacity to process an aggregate of 200 tons of fresh milk.

Our manufacturing facility in Hailun City, Heilongjiang Province, PRC, occupies approximately 60,000 square meters of land and has approximately 21,800 square meters for production.  Currently there is currently one production line with daily capacity to process 250 tons of fresh milk.

We also have sales offices in each of the 20 provinces in the PRC in which our products are sold.  All leases are on an annual basis and commence on January 1, of each year.  For the years ended December 31, 2010 and 2009, we incurred aggregate rental expenses of $76,447 and $76,098, respectively.  As of December 31, 2010, we had outstanding lease commitments totaling $158,356 is due in 2011.

In the opinion of our management, each of our properties is adequately covered by insurance.

In addition, in fiscal 2008 we purchased and paid for an office building, located in Harbin City, Heilongjiang Province, PRC, for approximately $1.8 million.  This office building, which contains approximately 6,900 square feet of space, serves as our corporate headquarters.

Item 3.  Legal Proceedings.

There are no legal proceedings pending or threatened against us, and we are not aware of any proceedings that a governmental authority is contemplating against us.

Item 4.  (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The high and low sales prices for our common stock for the fiscal years ended December 31, 2009 and 2010, and the subsequent interim period, were as follows:

Quarter Ended	High	Low

2009
March 31, 2009	$1.00	$0.26
June 30, 2009	$2.11	$0.60
September 30, 2009	$1.90	$1.30
December 31, 2009	$2.00	$1.50

2010
March 31, 2010	$1.80	$1.20
June 30, 2010	$1.44	$1.11
September 30, 2010	$1.40	$0.80
December 31, 2010	$1.52	$0.95

2011
March 31, 2011	$1.25	$0.77
June 30, 2011 (through April 13, 2011)	$0.90	$0.60

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

As of April 13, 2011, there were 152 holders of record of our common stock.  Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends since inception and do not anticipate paying any dividends in the foreseeable future.  We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business.  The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors, and will be at the sole discretion of our Board of Directors.  Certain promissory notes we have issued, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Promissory Notes,” contain restrictive covenants related to our payment of dividends.

Securities Authorized For Issuance Under Equity Compensation Plan

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information with respect to our equity compensation plans as of December 31, 2010.

Recent Sales of Unregistered Securities

In the three month period ended December 31, 2010, we did not issue any unregistered securities.

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

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 94.4%, 3.0% and 2.6% of our sales, respectively. Through our network of over 1,200 salespeople, our products are distributed throughout 20 provinces in the PRC, and sold in over 6,500 retail outlets.

Our 30 products are marketed under two brand names:

•	“Xing An Ling,” which is designed for high-end customers; and

•	“Yi Bai,” which is designed for middle and low-end customers.

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. The dairy market is one of the fastest growing markets in the PRC. It has been growing at a rate of 14% per year over the past six years, according to the National Bureau of Statistics of China, and is expected to grow at a rate of 15% per year for the foreseeable future. We focus on the infant formula segment of the market, which, according to the Dairy Association of China, has grown even faster in recent years, at a rate of 20%-30% per year. Currently, it is estimated that demand for infant formula in the PRC outstrips supply by at least 2-to-1.

Only holders of an Infant & Baby Formula Milk Powder Production Permit from the State General Administration of Quality Supervision and Inspection and Quarantine of the PRC are permitted to produce formula milk powder in the PRC.  We have received an Infant & Baby Formula Milk Powder Production Permit for our new production facility in Hailun City. Our Infant & Baby Formula Milk Powder Production Permit for our Beian City production facility is currently being renewed.

Because of our close proximity to our sources of fresh milk, we are able to complete the production process in approximately 30-35 hours, which is faster than competitors of ours that are not similarly situated.  Production capacity at our facility in Beian City reached approximately 7,000 tons in 2007, with annual revenue of approximately $29.6 million and net income of approximately $3.6 million. In 2008, by adding a third shift to the existing two shifts working schedule at our facility in Beian City, our production capacity reached approximately 9,000 tons, with revenue of approximately $44.3 million and net income of approximately $2.3 million.  In 2009, while our new production facility was being constructed in Hailun City, our annual production capacity continued at approximately 9,000 tons, with revenue of approximately $44.7 million and net income of approximately $4.2 million.  In November 2010, we commenced production at our new production facility in Hailun City.  This new facility currently has one production line, which has the capacity to produce over 9,000 tons of milk powder annually, giving us a total annual production capacity of over 18,000 tons.  In 2010, we had revenue of approximately $55.3 million and net income of approximately $3.1 million.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heilongjiang Xing An Ling Dairy, Co., a PRC company (“XAL”), which handles our promotion, sales and administrative functions;

•
Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company, a PRC company (“Lvbao”), which handles production of our products at our production facility in Beian City, Heilongjiang Province, PRC; and

•	Hailun Xinganling Dairy Co., Ltd., a PRC company (“HXD”), which handles production of our products at our new production facility in Hailun City, Heilongjiang Province, PRC.

Recent Developments

Commercialization of Organic Product Line

In June 2009, we started to develop an organic baby formula line for the high-end market.  After 16 months of monitoring and subsequent product testing, our organic farming operation and production line were approved by China's Guangdong Zhongjiang Certification Co.  In January 2011, we entered into a supplier agreement with a Guangdong-based pharmacy chain, Si Ming Yao Ye, for our recently-launched Xing An Ling "Organic" infant formula.  Initial stocking orders of Xing An Ling "Organic" shipped from our Guangdong distributors to 230 stores of the approximate 2,000 store pharmacy chain based in the province.  Xing An Ling "Organic" will be positioned in the infant and baby product aisles of the chain and compete against international and local organic brands on the shelves of the chain.  Organic infant formulas are considered a premium product category in China and mostly marketed in tier one and two Chinese cities like Guangzhou.

Commencement of Production at Hailun City Production Facility

In November 2010, we commenced production at our new production facility in Hailun City, Heilongjiang Province, PRC. Currently, this new facility has one production line, with the capacity to produce over 9,000 tons of milk powder annually. This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs. A second production line can be added at this new facility, which, when completed, would enable us to produce in excess of an additional 9,000 tons of milk powder per year. Although there can be no assurance that we will add a second production line to our new facility, we currently intend to do so. If we were to add a second production line at this new facility it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of over 27,000 tons of milk powder. We expect the cost to add a second production line at our Hailun City production facility to be approximately $15.0 million. We plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions. There can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Industry Growth

The dairy market is one of the fastest growing markets in the PRC. It has been growing at a rate of 14% per year over the past six years, according to the National Bureau of Statistics of China, and is expected to grow at a rate of 15% per year for the foreseeable future. On its website, the Dairy Association of China estimates that the infant formula market segment, which is the market segment we target, has grown even faster in recent years, at a rate of 20%-30% per year. We believe the following three factors are the main drivers of the infant formula market:

•	Increased household income made infant formula more affordable in the PRC;

•	Increased number of working mothers or busy mothers created more demands for infant formula products; and

•	Increased popularity and acceptance of infant formula products.

Based on these factors, we expect to see significant growth in our business and operations now that we have commenced production at our new production facility in Hailun City. However, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

Product Pricing and Raw Material Supply

Historically we have been able to obtain sufficient raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be readily available to us for the foreseeable future.  In fiscal 2010, the price of raw materials we use to produce our products remained relatively stable.  We believe the prices of the raw materials we use will stay relatively stable for the foreseeable future.

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

Organic Label Milk Products

In February 2008, we obtained organic label certification from Guangdong Zhongjian Certification Co., Ltd.  In June 2009, we started to develop an organic baby formula line for the high-end market. To meet the standards for an organic product, we were required to maintain a herd of 527 organic-fed cows that were closely monitored by certification authorities to ensure they met the rigid organic farming standards.  After 16 months of monitoring and subsequent product testing, our organic farming operation and production line were approved by China's Guangdong Zhongjiang Certification Co.  We recently began commercializing an organic product line.  We use the “China Organic Product” seal on our organic formula packaging and in associated marketing materials.  We believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be popular in the PRC.  Over time, we believe our proposed organic product line will help increase our revenues.

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

Contamination of Milk Powder Products Produced in the PRC

In mid-2008, a number of milk powder products produced within the PRC were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants. This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within the PRC.  On September 16, 2008, China’s AQSIQ revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine. We passed the emergency inspection and were not included on AQSIQ’s list. The contraction in the Chinese milk powder industry caused by this crisis has lead to increased demand for our products. However, we cannot be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to decreased demand for milk powder products produced within the PRC, thereby having a material adverse effect on our business.

Subcontracting

Our subcontracting arrangements consist of producing milk powder products on a contract basis for third parties, which then resell such products under their own brand names.

In fiscal 2008, our sole production facility in Beian City, Heilongjiang Province, PRC was operating at maximum capacity, producing 9,000 tons of milk powder per annum.  At this time, our management began phasing out subcontracting activities after determining it would be more profitable to focus on sales of our own higher margin products.  This adjustment in our sales mix resulted in a reduction in our cost of goods sold.

In July 2008, we began construction of a new production facility in Hailun City, Heilongjiang Province, PRC, which was completed in the fourth quarter of 2010. Initially, the new facility has one production line, with the capacity to produce over 9,000 additional tons of milk powder annually.  A second production line can be added at this new facility, which, when completed, would enable us to produce over 9,000 additional tons of milk powder per year (a total of over 27,000 tons per annum).

In mid-2010, in anticipation of our completion of the first production line at the Hailun City facility, management determined to increase subcontracting activities once again.  The primary reason for this increase was to help absorb excess production capacity at our new production facility.  As we increase sales of our higher margin products in the future, management will continue to assess its subcontracting activities.

Outstanding Debt

We have incurred substantial indebtedness through loans made to us during the past 36 months by certain investors and lenders.  Our agreements with these investors and lenders, and the promissory notes we issued in connection with such agreements, contain various covenants, including, in certain instances, cross-default provisions.  These loan covenants may negatively affect our business, financial condition, operating results and cash flows in many ways, including:

•
increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes, including our plans to install a second production line at our new facility in Hailun City;

•	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt; and

•	adversely affecting our ability to respond to changing business or economic conditions.

Historically, we have not been able to repay certain of our loans as they have come due.  In fact, outstanding promissory notes in the aggregate principal amount of $3,466,411 are currently past due.  We are currently negotiating with the lenders for extensions of the maturity dates of the applicable promissory notes, and expect to have the executed modification agreements and extensions shortly.  However, there can be no assurance that we will be able to extend the maturity dates of these notes on terms acceptable to us.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

The following summarizes changes in our operations for the fiscal years ended December 31, 2010 and 2009. Net income decreased by $1,099,098, or 26.1%, from $4,212,023 in the fiscal year ended December 31, 2009 to $3,112,925 for the fiscal year ended December 31, 2010. The decrease in net income during the year ended December 31, 2010, as compared to the same time period in the prior year, was primarily due to liquidated damages we incurred during the current year in connection with the extension of the expiration dates of certain of our issued and outstanding warrants, which offset an increase in our gross profit as further described below.

Sales and Cost of Goods Sold

	For the Fiscal Years Ended December 31,
	2010	2009

Sales	$55,269,755	$44,729,276
Cost of Goods Sold	28,181,754	24,056,601
Gross Profit	$27,088,001	$20,672,675

Sales. Sales volume increased by 1,574 metric tons, or 18.6%, to 10,050 metric tons for the fiscal year ended December 31, 2010, from 8,476 metric tons for the fiscal year ended December 31, 2009, primarily due to an increased demand for our products, in addition to the start of production at our new facility during the fourth quarter of 2010.  Sales revenues increased by $10,540,479, or 23.6%, from $44,729,276 in the fiscal year ended December 31, 2009 to $55,269,755 for the fiscal year ended December 31, 2010, primarily due to an increase in the average selling price of our products, of $222 per metric ton, as compared to the fiscal year ended December 31, 2009, occurring because we produced more of our high end product line in fiscal 2010.

Sales by product line. A break-down of our sales by product line for the years ended December 31, 2010 and 2009 is as follows:

	Fiscal Year Ended December 31,
	2010			2009			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	7,421	47,299,237	85.6	6,217	38,590,606	86.3	1,204
Rice powder	293	1,677,401	3.0	239	1,358,127	3.0	54
Soybean powder	883	1,459,072	2.6	681	1,164,347	2.6	202
Subcontracting	1,453	4,834,045	8.7	1,339	3,616,196	8.1	114
Total	10,050	55,269,755	100.0	8,476	44,729,276	100.0	1,574

There were various changes to the break-down of sales among our product lines over the fiscal year ended December 31, 2010, as we increased production in all of our product lines, but attempted to adjust our sales mix to higher margin products. Milk powder accounted for 85.6% of the fiscal year 2010 sales mix, at an average selling price of $6,374 per metric ton, as compared to 86.3% of the fiscal year 2009 sales mix, at an average selling price of $6,207 per metric ton. Rice powder accounted for 3.0% of the fiscal year 2010 sales mix, at an average selling price of $5,725 per metric ton, as compared to 3.0% of the fiscal year 2009 sales mix, at an average selling price of $5,683 per metric ton. Soybean powder accounted for 2.6% of our sales mix for the fiscal year 2010, at an average selling price of $1,652 per metric ton, as compared to 2.6% of our sales mix in fiscal year 2009, at an average selling price of $1,710 per metric ton. We increased our subcontract production during fiscal year 2010 to 8.7% of the sales mix, at an average selling price of $3,327 per metric ton, as compared to 8.1% of the sales mix in fiscal year 2009, at an average sales price of $2,701 per metric ton.  The primary reason for the increase in our sales from subcontracting was that we began extending relationships with other companies for which we can subcontract to help absorb the extra production capacity we have ay our new production facility.

A breakdown of our average selling price by product line for the years ended December 31, 2010 and 2009 is as follows:

	Fiscal Year Ended December 31,
Average selling prices	2010	2009	Variance
	$	$	$	%
Milk powder	6,374	6,207	167	2.7
Rice powder	5,725	5,683	42	0.7
Soybean powder	1,652	1,710	(58)	(3.4)
Subcontracting	3,327	2,701	626	23.2
Total	5,499	5,277	222	4.2

Cost of Goods Sold. Cost of goods sold increased by $4,125,153, or 17.1%, from $24,056,601 in the fiscal year ended December 31, 2009, to $28,181,754 for the fiscal year ended December 31, 2010. This increase was directly related to our increased production. Overall our cost per metric ton decreased by $34, or 1.2%, to $2,804 per metric ton in the fiscal year ended December 31, 2010, as compared to $2,838 per metric ton in fiscal year ended December 31, 2009, due to a decrease in the cost of our raw materials during the year. We expect the prices of the raw materials we use to produce our products to remain relatively stable for the foreseeable future.

A breakdown of cost of sales by product line for the years ended December 31, 2010 and 2009 is as follows:

	Fiscal Year Ended December 31,
	2010	2009	Variance
	$	$	$	%
Cost of sales
Milk powder	22,377,446	19,348,556	3,028,890	15.7
Rice powder	657,804	532,599	125,205	23.5
Soybean powder	1,013,244	853,857	159,387	18.7
Subcontracting	4,133,260	3,321,589	811,671	24.4
	28,181,754	24,056,601	4,125,153	17.1

Cost per units sold(per ton)
Milk powder	3,015	3,112	(97)	(3.1)
Rice powder	2,245	2,228	17	0.7
Soybean powder	1,148	1,254	(106)	(8.5)
Subcontracting	2,845	2,481	364	14.7
Average cost per unit sold	2,804	2,838	(34)	(1.2)

Gross Profit. Gross profit was $27,088,001, or 49.0% of our sales for the fiscal year ended December 31, 2010, as compared to gross profit of $20,672,675, or 46.2% for the fiscal year ended December 31, 2009. During the fiscal year ended December 31, 2010 our gross margin on milk powder increased to 52.7% from 49.9% in the prior year, due to an increase in the average sales price of 2.7%, while there was a 3.1% decrease in the cost per metric ton from the fiscal year ended December 31, 2009. The gross margin for rice powder stayed consistent at 60.8%. The gross margin for soybean powder increased 3.9% to 30.6% in fiscal year 2010 as compared to 26.7% in fiscal year 2009, due to the decrease in the average cost per ton of 8.4% in fiscal year 2010 as compared to fiscal year 2009.

A breakdown of gross margin by product line for the years December 31, 2010 and 2009 is as follows:

	Fiscal Year Ended December 31,
	2010		2009		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	24,921,791	52.7	19,242,050	49.9	2.8
Rice powder	1,019,597	60.8	825,528	60.8	-
Soybean powder	445,828	30.6	310,490	26.7	3.9
Subcontracting	700,785	14.5	294,607	8.1	6.4
Total	27,088,001	49.0	20,672,675	46.2	2.8

Operating Expenses

	For the Fiscal Years Ended December 31,
	2010	2009
Operating Expenses
Selling expenses	$12,683,225	$10,047,861
Administrative expenses	3,141,843	3,271,892
Liquidated damages	5,021,669	-
Depreciation and amortization	288,267	178,281
Total operating expenses	$21,135,004	$13,498,034

Selling Expenses. Selling expenses overall increased by $2,635,364, or 26.2%, from $10,047,861 in fiscal year ended December 31, 2009, to $12,683,225 for the fiscal year ended December 31, 2010. The major factors in the increase in selling expenses are as follows:

•	Advertising and promotion increased by $2,185,716, or 54.3%, to $6,209,407 in 2010, from $4,023,691 in 2009, due to our increased advertising in 2010 to further increase our brand awareness.

•	Sales salaries increased by $335,426, or 15.0%, to $2,578,489 in 2010, from $2,243,063 in 2009, due to an increase in the number of our sales staff from year to year.

•	Transportation expenses increased by $94,477, or 9.5%, to $1,085,305 in 2010, from $990,828 in 2009, as a result of our shipping more products in 2010 as compared to 2009.

Rather than using a wholesaler, our sales people deal directly with the retail outlets. This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us. For a more complete discussion regarding the costs and profits of our retail sales model, see “Description of Business — Company Strategy — Market Strategy — Sales Channel.”

Administrative Expenses. Administrative expenses decreased by $130,049, or approximately 4.0%, from $3,271,892 in fiscal year ended December 31, 2009, to $3,141,843 for the fiscal year ended December 31, 2010. The major factors in the decrease in administrative expenses are as follows:

•	Decrease in salary expenses of $248,674, or 38.6%, from $644,702 in 2009 to $396,027 in 2010 due to a bonus we paid in 2009 but not in 2010.

•	Decrease in legal and accounting expenses of $382,894, or 38.1%, to $621,348 in 2010, from $1,004,243 in 2009, due to decreased use of outside legal counsel and accounting services during 2010.

This decrease was partially offset by:

•	Increase in stock option expenses of $371,308, or 139.7%, from $265,825 incurred in 2009 to $637,133 in 2010 from employee awards.

•	Increase in investor relations expenses of $128,857, or 87.3%, to $276,419 in 2010, from $147,562 in 2009, due to increased assistance from investor relations professionals.

Liquidated Damages. We recorded $5,021,669 in liquidated damages during the year ended December 31, 2010, as a result of the extension of warrants previously issued by us to satisfy certain registration rights provisions. See Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

	For the Fiscal Years Ended December 31,
	2010	2009
Provision for Income Taxes
Current	$1,686,847	$1,327,527
Deferred	—	—
	$1,686,847	$1,327,527

Provision for Income Taxes. Income taxes increased by $359,320, or 27.1%, from $1,327,527 in fiscal year ended December 31, 2009, to $1,686,847 for the fiscal year ended December 31, 2010. This increase was due to the increase in our taxable income resulting from an increase of gross profit of approximately $6.4 million in our operating subsidiaries. The increase in our gross profit was related to a reduction in the price of our raw materials combined with our production of more of our higher end products.

Liquidity and Capital Resources

Uses of Capital

	For the Fiscal Years Ended December 31,
	2010	2009

Net cash provided by operating activities	$11,880,880	$4,480,926

Net cash used in investing activities	(14,634,061)	(6,088,608)

Net cash provided by financing activities	$5,593,217	$7,758,588

Net Cash Provided By Operating Activities. For the fiscal year ended December 31, 2010, $11,880,880 was provided by operating activities, compared with $4,480,926 provided by operating activities for the fiscal year ended December 31, 2009. Our net cash flows provided from operating activities increased during 2010 due primarily to the following factors:

•	Trade accounts receivable decreased by $759,872, due to collections we made from our customers.

•	Deposits to suppliers and other receivables decreased by $861,530, due primarily to the delivery of goods from suppliers.

•	Inventory decreased at December 31, 2010 by $288,632, due to a decrease in the amount of work-in-process at year end.

•	Accounts payable increased by $3,389,052 at December 31, 2010, due to increased production levels in 2010.

Net Cash Used In Investing Activities. For the fiscal year ended December 31, 2010, we used $14,634,061 in investing activities, compared with $6,088,608 used in investing activities for the fiscal year ended December 31, 2009. The increase in net cash flows used in investing activities during 2010 was due to costs incurred on construction our new production facility as well as equipment for the new facility.

Net Cash Provided By Financing Activities. For the fiscal year ended December 31, 2010, $5,593,217 was provided by financing activities, compared with $7,758,588 provided by financing activities for the fiscal year ended December 31, 2009. Net cash was provided by the following financing activities:

•	We raised $1,180,000 through the sale of promissory notes payable during 2010.

•	We received $296,408 from the exercise of warrants in the year ended December 31, 2010.

•	We completed a Sale and Leaseback Transaction (described below) with regard to certain equipment which provided $5,648,881 during the year ended December 31, 2010.

General

Cash and cash equivalents at December 31, 2010 increased by approximately 27.0%, to $17,131,274, from $13,486,429 at December 31, 2009. Working capital increased from approximately $17.3 million at December 31, 2009, to approximately $24.4 million at December 31, 2010. Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

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

In November 2010, we commenced production at our new production facility. The new facility currently has one production line, which has the capacity to produce over 9,000 tons of milk powder annually. This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs.

The new facility has the capacity to handle a second production line. Although there can be no assurance we will add a second production line to our new facility, we currently intend to do so. If we were to add a second production line at this new facility it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of over 27,000 tons of milk powder. We believe the cost to add a second production line would be an additional $15.0 million. Although there can be no assurance will add a second production line to our new facility, we plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions. We currently have no sources for the additional financing we would need to add a second production line at our new processing facility. There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

In fiscal 2009, we raised approximately $7.7 million through the sale of promissory notes and exercise of warrants. We used these funds for the construction and equipping of our new production facility and for general working capital purposes.

In fiscal 2010, we:

•	we received $296,408 from the exercise of warrants;

•	entered into a loan agreement with an unrelated third party, pursuant to which we borrowed $1,180,000, at an interest rate of 10% per annum; and

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

We are applied these proceeds to completing the first production line of our new production facility and for general working capital purposes.

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts throughout the year. We spent approximately $6.1 million on advertising and promotion in fiscal 2010. We currently expect to spend an aggregate of approximately $8.0 million on advertising and promotion in fiscal 2011, of which we have already spent approximately $2.0 million during the three months ended March 31, 2011.

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

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  See the discussion in Risk Factors commencing on page 16 of this report.

Warrants

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 8,108,651 shares of our common stock, of which:

•	833,811 are exercisable at a price of $1.50 per share;

•	2,233,891 are exercisable at a price of $1.63 per share;

•	1,717,600 are exercisable at a price of $1.65 per share;

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

•	2,372,834 are exercisable at a price of $3.26 per share.

If all of the vested warrants are exercised, we will receive gross proceeds of approximately $17,443,238, although there can be no assurance that any of these warrants will be exercised.

Promissory Notes

The December 2010 Term Loan Note

The promissory note we issued in connection with a loan transaction we consummated in December 2010 (the “December 2010 Term Loan Note”), has a principal balance of $380,000 and bears interest at a rate of 10% per annum, which is also payable on maturity. The December 2010 Term Loan Note has a stated maturity date of December 1, 2011. Upon the maturity of the December 2010 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum default interest, until the obligation is paid in full. Any regular interest or default interest not paid when due under the December 2010 Term Loan Note shall be added to the principal of the December 2010 Term Loan Note. We may from time-to-time prepay any amount due under the December 2010 Term Loan Note, in whole or in part, without penalty. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

Sale and Leaseback Transaction

In connection with the Sale and Leaseback Transaction (described above), our wholly-owned subsidiary, HXD, entered into a Sale and Leaseback Agreement with Fenghui, pursuant to which, among other things:

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

•	We issued to Fenghui three-year warrants to purchase 934,600 shares of the Company’s common stock, at an exercise price of $1.65 per share.

See Note 16 of the Notes to our consolidated financial statements for additional information concerning the Sale and Leaseback Transaction.

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

The December 2009 Notes

The promissory notes we originally issued in connection with the private placement we consummated in December 2009 (the “December 2009 Notes”), as amended on December 24, 2010, which matured on February 22, 2011, have an aggregate principal balance of $1,750,000.  We are currently negotiating an extension of the maturity dates of the December 2009 Notes, although there can be no assurance that the noteholders will agree to extend the maturity dates of the December 2009 Notes on terms acceptable to us.  The December 2009 Notes had an interest rate of 10% through February 22, 2011 (which interest we have paid in full), and currently bear interest at a rate of 15% per annum.  So long as we have any obligations under the December 2009 Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of our assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in the December 2009 Notes (which includes, among other things, the occurrence of a default under any other (x) indebtedness or (y) obligation exceeding $250,000). Our repayment of amounts due under the December 2009 Notes is secured by a pledge of an aggregate of 5,883,329 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

The November 2009 Term Loan Note

The promissory note we issued in connection with a loan transaction we consummated in November 2009 (the “November 2009 Term Loan Note”), as amended on November 30, 2010, has a principal balance of $1,750,000 and bears interest at a rate of 10% per annum, which is also payable on maturity. The November 2009 Term Loan Note has a stated maturity date of November 30, 2011. Upon the maturity of the November 2009 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum default interest, until the obligation is paid in full. Any regular interest or default interest not paid when due under the November 2009 Term Loan Note shall be added to the principal of the November 2009 Term Loan Note. We may from time-to-time prepay any amount due under the November 2009 Term Loan Note, in whole or in part, without penalty. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

The Amended June 2008 Note

A promissory note we originally issued in connection with the private placement we consummated in June 2008, as amended on December 31, 2008 and December 31, 2009 (the “Amended June 2008 Note”), which matured on December 31, 2010, has a principal balance of $1,716,411 (which amount includes interest accrued through December 31, 2009).  We are currently negotiating an extension of the maturity date of the Amended June 2008 Note, although there can be no assurance that the noteholder will agree to extend the maturity date of the Amended June 2008 Note on terms acceptable to us.  The Amended June 2008 Note had an interest rate of 8% through December 31, 2008, 10% through December 31, 2011, and currently bears interest at a rate of 15% per annum.  So long as we have any obligation under the Amended June 2008 Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity. The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in the Amended June 2008 Note. Our repayment of amounts due under the Amended June 2008 Note is secured by a pledge of an aggregate of 2,104,950 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of December 31, 2010, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Equipment purchase	$486,194	$486,194	-	-	-
Construction contract	506,613	506,613	-	-	-
Debt Obligations	6,774,266	6,774,266	-	-	-
Capital leases	5,057,288	2,022,915	3,034,373	-	-
Operating leases	158,356	158,356	-	-	-
Advertising contract	90,877	90,877	-	-	-
Total:	$13,073,594	$10,039,221	3,034,373	-	-

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

While our significant accounting policies are more fully described in Note 3 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Long Lived Assets

Our long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements ”.  We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Through December 31, 2010, we had not experienced impairment losses on our long-lived assets. However, there can be no assurances that demand for our products or services will continue, which could result in an impairment of long-lived assets in the future.

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

As of December 31, 2010, we had no sales or contracts that included multiple deliverables that would fall under accounting guidance.

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity

In accordance with accounting guidance FASB Topic ASC 825, we account for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets.  Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable.  As of December 31, 2010 and 2009, there were no financial instruments recorded as liability.

Share-based compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

There was $637,133 and $265,825 share-based compensation in the years ended December 31, 2010 and 2009, respectively.

Recent accounting pronouncements

Refer to Note 3 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K, which discusses new accounting pronouncements we adopted during 2010, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements for the years ended December 31, 2010 and 2009 (see pages F-1 through F-34 hereof).

EMERALD DAIRY INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

CONTENTS

Independent Auditors’ Report of Windes & McClaughry Accountancy Corporation	F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income	F-5

Consolidated Statements of Cash Flows	F-6

Footnotes to Consolidated Financial Statements	F-7 - F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Emerald Dairy, Inc.:

We have audited the accompanying consolidated balance sheets of Emerald Dairy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and accumulated other comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2010.  Emerald Dairy, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Dairy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows the each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry Accountancy Corporation
Long Beach, California
April 15, 2011

Emerald Dairy Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2010

	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$17,131,274	$13,486,429
Trade accounts receivable,net	8,220,622	7,223,016
Inventory, net	1,052,594	1,298,488
Advances to equipment supplier	10,154,264	3,710,707
Advances to suppliers and other receivables	2,607,069	1,221,151
Deposits	90,877	71,598
Total current assets	39,256,700	27,011,389

Property, plant and equipment
Property, plant and equipment, net	23,039,183	5,946,330
Contruction in progress	875,934	8,772,931
	23,915,117	14,719,261

Intangible assets, net	1,348,161	1,341,534

	$64,519,978	$43,072,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,523,712	$2,308,866
Accrued expenses	1,072,655	608,932
Notes payable, net of debt discount of $38,116 and $729,830 at December 31, 2010 and 2009, respectively	6,358,295	5,843,472
Taxes payable	539,332	704,056
Current portion of long-term lease	1,171,566	-
Loan from shareholder	217,294	210,142
Total current liabilities	14,882,854	9,675,468

Long-term lease payable	2,468,984	-

Commitments and Contingencies (Note 19)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 35,976,575 and 34,890,267 issued and outstanding at December 31, 2010 and 2009, respectively)	35,977	34,890
Treasury Stock (1,944,444 shares at December 31, 2010 and 2009, respectively)	(1,944)	(1,944)
Additional paid-in capital	26,007,743	17,003,093
Retained earnings (of which $3,191,614 and $1,834,742 are restricted at December 31, 2010 and 2009, respectively, for common welfare reserves)	17,431,350	14,318,425
Accumulated other comprehensive income	3,695,014	2,042,252
Total stockholders' equity	47,168,140	33,396,716

	$64,519,978	$43,072,184

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

Sales	$55,269,755	$44,729,276

Cost of Goods Sold	28,181,754	24,056,601

Gross Profit	27,088,001	20,672,675

Operating Expenses
Selling expenses	12,683,225	10,047,861
Administrative expenses	3,141,843	3,271,892
Liquidated damages	5,021,669	-
Depreciation and amortization	288,267	178,281
Total operating expenses	21,135,004	13,498,034

Other Income (Expense)
Interest income	4,698	6,187
Interest expense	(1,157,923)	(236,226)
Loss on extinguishment of debt	-	(1,405,052)
Total other income (expense)	(1,153,225)	(1,635,091)

Net Income Before Provision for Income Tax	4,799,772	5,539,550

Provision for Income Taxes
Current	1,686,847	1,327,527
	1,686,847	1,327,527

Net Income	$3,112,925	$4,212,023

Basic Earnings Per Share	$0.09	$0.14

Basic Weighted Average Shares Outstanding	33,741,628	30,661,333

Diluted Earnings Per Share	$0.09	$0.14

Diluted Weighted Average Shares Outstanding	34,179,615	31,001,248

The Components of Other Comprehensive Income (Loss)
Net Income	$3,112,925	$4,212,023
Foreign currency translation adjustment	2,504,185	(26,236)
Income tax related to other comprehensive income	(851,423)	8,920

Comprehensive Income	$4,765,687	$4,194,707

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income
For the Years Ended December 31, 2010 and 2009

	Common Stock					Accumulated
	Number			Additional		Other	Total
	of	Par	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Value	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2008	31,243,776	$31,244	$(1,944)	$8,225,922	$10,106,402	$2,059,568	$20,421,192

Warrants exercised	2,614,222	2,614	-	4,430,977	-	-	4,433,591
Stock option expense	-	-	-	265,825	-	-	265,825
Stock issued for services	256,436	256	-	426,048	-	-	426,304
Stock issued for liquidated damages	775,833	776	-	1,374,111	-	-	1,374,887
Warrants issued for services	-	-	-	302,083	-	-	302,083
Warrants issued as loan discount	-	-	-	1,974,152	-	-	1,974,152
Modifcation of warrants	-	-	-	3,975	-	-	3,975
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(17,316)	(17,316)
Net income for the Year ended December 31, 2009	- -	- -	-	-	4,212,023	-	4,212,023

Balance at December 31, 2009	34,890,267	34,890	(1,944)	17,003,093	14,318,425	2,042,252	33,396,716

Modification of warrants	-	-	-	5,021,669	-	-	5,021,669
Warrants exercised	1,056,905	1,057	-	1,174,778	-	-	1,175,835
Stock option expense	-	-	-	637,133	-	-	637,133
Stock returned by shareholder	(180,000)	(180)	-	180	-	-	-
Stock issued for services	194,403	195	-	265,812	-	-	266,007
Stock issued for loan extension	15,000	15	-	18,835	-	-	18,850
Warrants issued as loan discount	-	-	-	996,873	-	-	996,873
Warrants issued for services	-	-	-	889,370	-	-	889,370
Foreign currency translation adjustment, net of tax	-	-	-	-	-	1,652,762	1,652,762
Net income for the Year ended December 31, 2010	-	-	-	-	3,112,925	-	3,112,925
							-
Balance at December 31, 2010	35,976,575	$35,977	$(1,944)	$26,007,743	$17,431,350	$3,695,014	$47,168,140

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net Income	$3,112,925	$4,212,023
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	657,508	538,626
Amortization of loan discount	734,864	102,159
Loss on extinquishment of debt	-	1,405,052
Capitalized interest	(1,502,391)	(552,683)
Stock issued for services	34,657	66,304
Warrants modified for liquidated damages	5,021,669	-
Warrants modified for services	-	3,975
Warrants issued for services	809,379	-
Warrants issued for loan costs	79,991	302,083
Incentive stock options	637,133	265,825
Net change in assets and liabilities
Trade accounts receivable	(759,872)	(1,080,391)
Inventory	288,632	(415,773)
Advances to suppliers and other receivables	(861,530)	(311,638)
Deposits	(16,922)	2,972
Accounts payable	3,389,053	(953,286)
Accrued expenses	443,681	920,053
Advances from employees	-	(248,278)
Taxes payable	(187,897)	223,903

Net cash provided by operating activities	11,880,880	4,480,926

Cash flows from investing activities
Deposit on equipment and construction	(6,805,621)	-
Construction in progress	(7,786,931)	(5,739,364)
Purchases of fixed assets and intangibles	(41,509)	(349,244)

Net cash used in investing activities	(14,634,061)	(6,088,608)

Cash flows from financing activities
Advances on notes payable	1,180,000	3,325,000
Repayments of notes payable	(520,614)	-
Advances on sale-leaseback	5,648,881	-
Repayments of sale-leaseback	(1,011,458)	-
Exercise of warrants	296,408	4,433,591

Net cash provided by financing activities	5,593,217	7,758,591

Effect of exchange rate	804,809	(8,068)

Net increase in cash	3,644,845	6,142,841

Cash and cash equivalents at beginning of period	13,486,429	7,343,588

Cash and cash equivalents at end of period	$17,131,274	$13,486,429

Supplemental disclosure of cash flow information

Interest paid	$638,819	$-

Enterprise income taxes paid	$-	$-

Supplemental disclosure of noncash investing and financing activities
Warrants issued as loan discount	$996,873	$569,100
Warrants issued as loan issuance costs	$79,991	$302,083
Warrants issued on extinguishment of debt	$-	$1,405,052
Warrants issued for services	$809,379	$-
Stock issued for services	$34,657	$426,304

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

1.      Description of Business

Emerald Dairy, Inc. (“Company”), a Nevada corporation, is a producer of milk powder, rice powder and soybean milk powder in the People’s Republic of China (“PRC”), through its wholly owned subsidiaries. Through the Company’s network of over 1,200 salespeople, the Company’s products are distributed throughout 20 provinces in the PRC, and sold in over 6,500 retail outlets.

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

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), pursuant to the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC. During the fourth fiscal quarter of 2010 HXD started the manufacture of the Company's milk powder, soybean powder and rice powder products at this new facility.

2.      Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”).

The Company operates in one operating segment in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting.”  The Company’s Chief Executive Officer has been identified as the chief operating decision maker, as defined by FASB ASC Topic 280.

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

3.      Summary of Significant Accounting Policies

Use of Estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance, or any other similar insurance. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of December 31, 2010, no U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

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

Trade Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2010 and 2009 there was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for 2010 and 2009, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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
December 31, 2010 and 2009

Intangible Assets - Intangible assets consist of land use rights acquired by the Company and are amortized on a straight line basis over the lives of the rights agreements, which is fifty years and purchased patents which are amortized on a straight line basis over the remaining life of the patents which is five years.

Long Lived Assets - The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”,  and FASB ASC Topic 205 “ Presentation of Financial Statements ”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of December 31, 2010, the Company has incurred and capitalized into construction-in-progress $16,269,291 of construction costs and $2,210,186 of capitalized interest. The Company transferred $17,603,543 of completed construction costs to fixed assets during the year ended December 31, 2010. The estimated cost to be incurred in 2011 to complete the project is approximately $1,070,000.

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for 2010 and 2009 is as follows:

	2010	2009
Interest cost capitalized	$1,502,391	$552,683
Interest cost charged to income	1,157,923	236,226
	$2,660,314	$788,909

Foreign Currency - The Company’s principal country of operations is China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into US Dollars are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $1,652,762 and $(17,316), for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the exchange rate was 6.6023 Yuan and 6.827 Yuan per US Dollar, respectively.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

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

As of December 31, 2010, the Company had no sales or contracts that included multiple deliverables that would fall under accounting guidance.

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

Advertising - The Company expenses advertising costs the first time the respective advertising takes place. These costs were included in selling expenses. The total advertising expenses incurred for the years ended December 31, 2010 and 2009 were $1,697,274 and $984,907, respectively.

Product Display Fees - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. The Company has reduced sales by the amounts paid under these agreements. For the years ended December 31, 2010 and 2009, these totaled $1,671,271 and $1,566,726, respectively.

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

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•	warrants,

•	employee stock options, and
•	other equity awards, which include long-term incentive awards.

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
December 31, 2010 and 2009

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

A provision has not been made at December 31, 2010 for U.S. or additional foreign withholding taxes on approximately $35,470,076 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

In 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which clarified prior accounting guidance by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted this accounting guidance effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows. Generally, years beginning after fiscal 2006, the Company is open to examination by PRC and U.S. taxing authorities.

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

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity - In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. As of December 31, 2010 and 2009, there were no financial instruments recorded as liability.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

Comprehensive Income - Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represent the activity for a period net of related tax and were $1,652,762 and $(17,316) for the year ended December 31, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $3,695,014 and $2,042,252 as of December 31, 2010 and 2009, respectively.

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

There was $637,133 and $265,825 share-based compensation in the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments - The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2010 and 2009 the fair value of cash, trade accounts receivable, other receivables, accounts payable, notes payables, and other payable approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at December 31, 2010.

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

Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends ASC Topic 820, “Fair Value Measurement and Disclosure” (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities.

ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, or January 1, 2010 for the Company. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements does not become effective until fiscal years beginning after December 15, 2010, or January 1, 2011 for the Company. The adoption of ASU 2010-06 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. On January 1, 2010 the Company adopted this amended accounting guidance.  The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities.   This guidance must be applied to transfers occurring on or after the effective date. On January 1, 2010, the Company adopted this amended accounting guidance.  The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. On January 1, 2010, the Company adopted this amended accounting guidance.  The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of December 31, 2010 no U.S. cash balances are in excess of insured amounts.

Milk powder (not including subcontracting) is historically 75% to 80% of the Company’s total sales. Dairy product consumption in China has historically been lower than in many other countries in the world.  Growing interest in milk products in China is a relatively recent phenomenon which makes the market for the Company’s products less predictable.  Consumers may lose interest in the products.  As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage dairy consumption in general, and the purchase of the Company’s products in particular.  There is substantial risk that the market may not accept or be receptive to the Company’s products.  Market acceptance of the Company’s current and proposed products will depend, in large part, upon its ability to inform potential customers that the distinctive characteristics of the Company’s products make them superior to competitive products and justify their pricing.  The Company’s current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products.  Lack of market acceptance would limit the Company’s revenues and profitability.

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

For the years ended December 31, 2010 and 2009, no single customer accounted for 10% or more of sales revenues.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements for the two years ended December 31, 2010 and 2009.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2010 and 2009

	2010	2009
Current assets:
Cash	$129,148	$661,628
Prepaid loan costs	23,211	828,725
Prepaid expenses	370,699	-

Total current assets	523,058	1,490,353

Property and equipment, net	12,740	11,785

Investment in subsidiaries, reported on equity method	53,570,045	38,238,709

Total assets	$54,105,843	$39,740,847

Current liabilities:
Accounts payable and accrued expenses	$579,408	$500,659
Notes payable, net of debt discount of $38,116 and $729,830 at December 31, 2010 and 2009, respectively	6,358,295	5,843,472

Total current liabilities	6,937,703	6,344,131

Stockholders' equity:
Preferred Stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2010)	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 35,976,575 and 34,890,267 shares issued and outstanding December 31, 2010 and 2009	35,977	34,890
Treasury stock (1,944,444 shares at December 31, 2010 and 2009)	(1,944)	(1,944)
Additional paid-in capital	26,007,743	17,003,093
Accumulated other comprehensive income	3,695,014	2,042,252
Retained earnings	17,431,350	14,318,425
Total stockholders' equity	47,168,140	33,396,716
Total liabilities and stockholders' equity	$54,105,843	$39,740,847

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

SALES	$-	$-
OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	2,387,985	2,475,944
Liquidated damages	5,021,669	-
Loss from operations	(7,409,654)	(2,475,944)

OTHER INCOME (EXPENSE):
Interest income	826	1,993
Interest expense	(1,157,923)	(236,226)
Loss on extinguishment of debt	-	(1,405,052)
Equity in earnings of unconsolidated subsidiaries	11,679,676	8,327,252

INCOME BEFORE INCOME TAXES	3,112,925	4,212,023

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	-	-

NET INCOME	$3,112,925	$4,212,023

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

EMERALD DAIRY, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$3,112,925	$4,212,023
Adjustments to reconcile net income to operating activities -
Less : Equity in earnings of unconsolidated subsidiaries	(11,679,676)	(8,327,252)
Depreciation	2,962	1,148
Amortization of loan discount	734,864	102,159
Loss on extinguishment of debt	-	1,405,052
Capitalized interest	(965,025)	(552,683)
Stock issued for services	34,657	66,304
Warrants issued for services	809,379	-
Warrants modified for liquidated damages	5,021,669	302,083
Warrants issued for loan costs	79,991	3,975
Incentive stock option expense	637,133	265,825
Net change in assets and liabilities
Prepaid expenses	434,815	(388,056)
Accounts payable and accrued expenses	328,949	653,234
Net cash used in operating activities	(1,447,357)	(2,256,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,917)	(10,099)
Investments in subsidiaries	(37,000)	(5,000,000)
Net cash used in investing activities	(40,917)	(5,019,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	296,408	4,433,591
Payments on notes payable	(520,614)	-
Advances on notes payable	1,180,000	3,325,000
Net cash provided by financing activities	955,794	7,758,591

Effect of exchange rate change on cash and cash equivalents	-	-

NET DECREASE IN CASH AND EQUIVALENTS	(532,480)	(492,304)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	661,628	169,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,148	661,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$118,151	$-
Income taxes paid	$-	$-

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

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

5.      Inventory

As of December 31, 2010 and 2009 inventory consisted of the following:

	2010	2009
Raw materials	$704,737	$689,984
Work-in-process	307,069	579,806
Finished goods	31,553	20,365
Repair parts	9,235	8,333
	$1,052,594	$1,298,488

6.      Advances to equipment supplier

As of December 31, 2010 and 2009 advances to equipment supplier consisted of $10,154,264 and $3,710,707, respectively, in advances on a contract to purchase equipment from a supplier for the Company’s second processing facility then under construction.

7.      Advances to suppliers and other receivables

As of December 31, 2010 and 2009, advances to suppliers and other receivables consisted of the following:

	2010	2009
Advances to milk suppliers	$375,816	$368,566
Other Receivables	4,544	-
Advances to staff	1,387	15,496
Prepaid loan costs	108,805	828,725
Deposit on lease	1,060,237	-
Prepaid expenses	1,056,280	8,364
	$2,607,069	$1,221,151

8.      Deposits

As of December 31, 2010 and 2009, deposits consisted of the following:

	2010	2009
Deposit on advertising contract	90,877	71,598
	$90,877	$71,598

During the year ended December 31, 2010 and 2009, $71,598 and $74,614, respectively, of the advertising contract was completed and was recorded as advertising expense.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

9.      Property, Plant, and Equipment

As of December 31, 2010 and 2009, property, plant, and equipment consisted of the following:

	2010	2009
Building	$17,378,577	$3,767,984
Plant and Machinery	7,329,651	3,227,110
Motor vehicles	586,739	526,597
Dairy cows	266,695	253,439
Office equipment	82,686	76,616
	25,644,348	7,851,746
Less: Accumulated depreciation	(2,605,165)	(1,905,416)
	$23,039,183	$5,946,330

Depreciation expenses totaled $619,436 and $500,903 for the years ended December 31, 2010 and 2009, respectively, of which $369,242 and $322,718 were included as a component of cost of goods sold for the years ended December 31, 2010 and 2009, respectively.

10.   Construction in progress

	December 31, 2010	December 31, 2009
Construction in progress	$875,934	$8,772,931

Construction-in-progress represents construction and equipping of the Company’s new production facility in Hailun City.

11.   Intangible Assets

	December 31, 2010	December 31, 2009
Land use rights	$1,401,724	$1,355,589
Patents	54,981	53,171
	1,456,705	1,408,760
Less: Accumulated amortization	(108,544)	(67,226)
	$1,348,161	$1,341,534

For the years ended December 31, 2010 and 2009, amortization expenses totaled $38,072 and $37,723, respectively.  Amortization expense is estimated to be $38,072 for each of the next five years.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:

	Year Ended December 31,
	2010	2009
U.S. Operations	$(8,566,776)	$(4,115,258)
Chinese Operations	13,366,549	9,654,808
	$4,799,773	$5,539,550

The components of the provision for income taxes are approximately as follows:

	Year Ended December 31,
	2010	2009
Federal, State and Local	$-	$-
People’s Republic of China -Federal and Local	1,686,800	1,327,500
	$1,686,800	$1,327,500

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2010	2009
Income tax provision at Federal statutory rate	$1,631,800	1,883,400
State income taxes, net of Federal benefit	-	-
U.S. tax rate in excess of foreign tax rate	(1,203,000)	(868,900)
Abatement of foreign income taxes	(1,654,700)	(1,086,200)
Increase in valuation allowance	2,912,700	1,399,200
Tax provision	$1,686,800	$1,327,500

The Company had a U.S. net operating loss carryforward of approximately $14,852,000 as of December 31, 2010 which expires in 2030.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
Deferred tax assets:	2010	2009
Net operating loss carryforward	$5,049,680	$2,879,300
Valuation allowance	(5,049,680)	(2,879,300)
Net deferred tax asset	$-	$-

The change in the valuation allowance as of December 31, 2010 and 2009 was $2,170,380 and $1,314,100, respectively.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

The effects of the tax exemption per share were as follows:

	Year Ended December 31,
	2010	2009
Tax savings	$1,671,800	$1,086,200
Benefit per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Had the tax exemption not been in place for the years ended December 31, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Year Ended December 31,
	2010	2009
Net income before tax provision, as reported	$4,799,772	$5,539,550
Less Tax provision not exempted	1,686,800	1,327,500
Less Tax provision exempted	1,671,800	1,086,200
Proforma Net income	$1,441,172	$3,125,850
Proforma Net income per share
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

13.   Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the years ended December 31, 2010 and 2009, respectively, the Company contributed $113,630 and $151,051 in pension contributions.

14.   Accrued Expenses

At December 31, 2010 and 2009 accrued expenses consisted of:

	2010	2009
Accrued payroll	$72,567	$306,011
Accrued interest	400,515	71,570
Accrued education funds	191,327	-
Economic development advance	45,439	43,943
Other payables	15,667	-
Accrued insurance	347,140	187,408
	$1,072,655	$608,932

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

15.   Notes Payable

At December 31, 2010 and 2009 notes payable consisted of the following:

	Year Ended December 31,
	2010	2009
Notes dated June 2008, due December 31, 2010 with a interest rate of 10% (1)	$1,716,411	$2,573,301
Notes dated November 10, 2008 due May 10, 2010 with a interest rate of 10%	-	500,000
Note dated November 30, 2009 due November 30, 2011 with a interest rate of 10%	1,750,000	1,750,000
Notes dated December 24, 2009 due February 22, 2010 with a interest rate of 10%, net of debt discount of $38,116 and $729,830 at December 31, 2010 and 2009, respectively	1,711,884	1,020,171
Note dated June 24, 2010 due June 24, 2011 with a interest rate of 10%	800,000	-
Note dated December 1, 2010 due December 1, 2011 with a interest rate of 10%	380,000	-
	$6,358,295	$5,843,472

(1)
On April 6, 2010, the holder of a June 2008 note in the principal amount of $856,890 delivered a written request to the Company to apply the $879,427 balance due to him under his note (which balance included $22,536 (rounded) of accrued and unpaid interest) to the exercise of an aggregate of 872,856 amended warrants he received in connection with the warrant tender offer the Company consummated on March 17, 2010.  The Company’s board of directors approved the request and, accordingly, as of April 6, 2010, the noteholder exercised his amended warrants and his June 2008 note was deemed to have been repaid in full and canceled.  See Note 17, regarding the noteholder’s request to apply the principal and interest due to him under June 2008 note to the exercise of his amended warrants.

The Company is currently negotiating the extension of the June 2008 notes that were due December 31, 2010.

16.   Lease payable

On June 23, 2010, HXD entered into a sale and leaseback agreement pursuant to which the lessor purchased certain equipment from HXD located in HXD’s new milk powder production facility, for a purchase price of $5,161,176, (RMB 35,000,000); the lessor leased the equipment back to HXD for 36 monthly payments of $164,124, (RMB 1,112,991), a commission fee of $154,835 (RMB 1,050,000), a refundable deposit of $774,176 (RMB 5,250,000); and the Company issued to the lessor three-year warrants to purchase 934,600 shares of the Company’s common stock at an exercise price of $1.65 per share with a fair value of $996,873 (RMB 6,760,197). See Note 17 regarding calculation of the fair value of the warrants.

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

 The balances on the lease are as follows:

	December 31, 2010	December 31, 2009
Remaining lease payments	$5,057,288	$-
Imputed interest	(1,416,738)	-
Lease balance	3,640,550	-
Less current portion	(1,171,566)	-
Long-term lease payable	$2,468,984	$-

Future principal payments on the lease over the next three years are as follows:

2011	$1,171,566
2012	1,533,162
2013	935,822

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

17.   Equity

Warrants

Information with respect to stock warrants outstanding as of December 31, 2010 are as follows:

Exercisable:

Exercise Price		Outstanding December 31, 2009	Granted Modified	Modified, Expired or Exercised	Outstanding December 31, 2010	Expiration Date
$0.75		-0-	373,334	(373,334)	-0-	4/6/2010
$0.94		373,334	-0-	(373,334)	-0-	10/09/2010
$1.20		-0-	499,522	(499,522)	-0-	4/6/2010
$1.50	*	-0-	-0-	833,811	833,811	8/02/2011
$2.04	*	578,884	-0-	-0-	578,884	8/01/2012
$2.04	*	327,306	-0-	(30,675)	296,631	8/11/2012
$1.63	*	235,583	-0-	-0-	235,583	8/11/2012
$1.63	*	195,000	-0-	-0-	195,000	6/12/2013
$1.63	*	75,000	-0-	-0-	75,000	6/20/2013
$1.63		97,500	-0-	-0-	97,500	12/31/2011
$1.63		100,000	-0-	-0-	100,000	11/10/2012
$1.63		120,000	-0-	-0-	120,000	11/30/2012
$1.63		536,809	-0-	-0-	536,809	12/24/2012
$1.63		789,356	-0-	-0-	789,356	12/31/2012
$1.63		-0-	184,049	(184,049)	-0-	4/6/2010
$1.63		-0-	44,643	-0-	44,643	9/2/2014
$1.63		-0-	40,000	-0-	40,000	6/25/2013
$1.65		-0-	623,000	-0-	623,000	7/22/2013
$1.65		-0-	120,000	-0-	120,000	3/31/2014
$1.65		-0-	934,600	-0-	934,600	6/24/2013
$3.26	*	-0-	-0-	981,747	981,747	8/02/2011
$3.26	*	-0-	-0-	1,391,087	1,391,087	8/11/2011
$2.61		75,000	-0-	-0-	75,000	11/10/2011

Not-exercisable:

Exercise Price	Outstanding December 31, 2009	Granted	Modified, Expired or Exercised	Outstanding December 31, 2010	Expiration Date
$1.65	-0-	40,000	-0-	40,000	3/31/2014

*  On January 28, 2010, the Company’s registration statement became effective which extended the expiration date of these warrants.

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
December 31, 2010 and 2009

Dividend yield	0%
Expected volatility	114.83%
Risk-free interest rate	0.75%
Expected life	1.58 years
Stock price	$0.42
Exercise price	$2.04

The fair value of the warrants as of March 2, 2009, after modification of the terms, was calculated to be $22,600.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	114.83%
Risk-free interest rate	0.75%
Expected life	1.58 years
Stock price	$0.42
Exercise price	$1.63

The incremental change in the value of the warrants is $22,600 less $18,625 or $3,975, which was recorded to consulting expense in 2009.

First and Second Warrant Tender Offers

As of April 24, 2008, the Company commenced an offer (the “First Offer”) to the holders of its then outstanding warrants, pursuant to which the holders could tender their warrants for shares of the Company’s common stock at a reduced exercise price as follows:

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

As of June 19, 2009, the Company commenced an additional offer (the “Second Offer”) to the holders of its then outstanding warrants, pursuant to which they could tender their warrants for shares of the Company’s common stock at a reduced exercise price as follows:

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Stock Issued for Consulting

The Company entered into an Investor Relations Consulting Agreement with an consultant, as of January 1, 2009.  Pursuant to the agreement, in consideration for investor relations services to be provided to the Company by the consultant, the Company agreed to pay a monthly retainer of $9,000, consisting of (i) $4,500 in cash, and (ii) such number of shares of restricted stock of the Company to be determined by dividing $4,500 by 85% of the average closing trading price of the Company’s common stock for the first ten trading days of the applicable month, capped at 10,588 shares per month.

On June 30, 2009, the Company issued 37,804 shares of common stock with a fair value of $33,475 pursuant to the agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares is determined. The fair value of $33,475 was charged to administrative expenses for the year ended December 31, 2009.

On December 31, 2009, the Company issued 18,632 shares of common stock with a fair value of $32,811 pursuant to the agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares is determined. The fair value of $32,811 was charged to administrative expenses for the year ended December 31, 2009.

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
December 31, 2010 and 2009

Dividend yield	0%
Expected volatility	136.86%
Risk-free interest rate	1.68%
Expected life	2.5 years
Stock price	$1.65
Exercise price	$1.63

The $117,155 fair value of the warrants were treated as loan costs to be amortized over the life of the loan, therefore, $58,577 of the cost was recorded in interest expense and the remaining $58,578 was amortized over the remaining life of the loan.

Extension of Warrants

Pursuant to the terms of the common stock purchase warrants (the “Warrants”) previously issued by the Company to the investors and certain finders and placement agents in connection with private offerings the Company consummated in October 2007, the original expiration dates of the Warrants were to be extended beyond their initial stated termination dates for certain specified periods until the Company satisfied certain registration rights provisions relating to the shares of the Company’s common stock underlying the Warrants. As a result of the Company’s satisfaction on January 28, 2010 of certain registration rights provisions relating to the Warrants, the expiration dates of the Warrants were adjusted to provide as follows:

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

The fair value of the Warrants as of January 28, 2010, before modification of the terms, was calculated to be $759,035. The fair value of the Warrants as of January 28, 2010, after modification of the terms, was calculated to be $5,780,704.  The incremental change in the value of the warrants is $5,021,669, which was recorded to liquidated damages in the year ended December 31, 2010.

Third Warrant Tender Offer

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

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

On March 17, 2010, the Company closed the Third Offer with the following warrants exchanged:

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

On April 6, 2010, the holder of the Company’s 10% promissory notes in the principal amount of $856,890, due on December 31, 2010 (the “Note”), requested that the Company apply the $879,427 balance due to him under the Note (which balance included $19,537 of accrued and unpaid interest) to the holder’s exercise of (a) 373,334 of his Amended Warrants, at an exercise price of $0.75 per share, and (b) 499,522 of his Amended Warrants, at an exercise price of $1.20 per share.  The Company’s Board approved the request and, accordingly, on April 6, 2010 the holder exercised his Amended Warrants, the Company issued 872,856 shares of its common stock to the holder, and the Note was cancelled.

On April 6, 2010, one holder of Amended Warrants exercised all 184,049 of his Amended Warrants, at an exercise price of $1.63 per share, resulting in gross proceeds to the Company of approximately $300,000.

The Company incurred $3,592 of expenses related to the closing of the Third Offer.  This offset against additional paid-in capital.

Warrants Issued for Loan Costs

In April 2010, the Company’s board of directors approved a November 23, 2009 amendment to a financial consulting agreement with an advisor.  Pursuant to the amended agreement, in connection with the Company’s December 2009 private placement of promissory notes, the Company issued to the advisor 44,643 warrants to purchase shares of the Company’s common stock, at an exercise price of $1.63 per share, which expire on September 2, 2014.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Warrants Issued for Services

In April 2010, the Company issued 4 year warrants to purchase 160,000 shares of common stock for $1.65 per share.  The warrants vest 25% per quarter over the one year life of the contract.  Pursuant to accounting guidance the fair value of the warrants will be measured and recorded when vested.  During the quarter ended June 30, 2010 the fair value of the 40,000 warrants vested was calculated to be $46,097 and was expensed to selling, general and administrative expense.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	146.93%
Risk-free interest rate	1.37%
Expected life	3.75 years
Stock price	$1.38
Exercise price	$1.65

During the quarter ended September 30, 2010, the fair value of the 40,000 warrants vested was calculated to be $31,676 and was expensed to selling, general and administrative expense.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	139.06%
Risk-free interest rate	.68%
Expected life	3.5 years
Stock price	$1.04
Exercise price	$1.65

During the quarter ended December 31, 2010, the fair value of the 40,000 warrants vested was calculated to be $38,181 and was expensed to general and administrative expense.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	135.78%
Risk-free interest rate	.68%
Expected life	3.25 years
Stock price	$1.27
Exercise price	$1.65

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
December 31, 2010 and 2009

Dividend yield	0%
Expected volatility	147.62%
Risk-free interest rate	1.01%
Expected life	3.00 years
Stock price	$1.40
Exercise price	$1.63

In July 2010, the Company entered into a consulting services contract pursuant to which the Company issued 3 year warrants to purchase 623,000 shares of common stock for $1.65 per share.  The fair value of the warrants was calculated to be $649,385 and was recorded as prepaid expense to be amortized over the life of the contract.  The following assumptions were used to calculate the fair value of the warrants:

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

(b)  that within thirty (30) days of May 10, 2010, the Company would repay to the note holder the full $500,000 principal amount due under the November 2008 Note, plus additional interest, at a rate of 15%, accrued from May 10, 2010 through the date of repayment; and

 (c)  that, as additional consideration, the Company would issue to the note holder a total of:

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

On June 9, 2010, the Company entered into another letter agreement pursuant to which the Company agreed that:

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company repaid all remaining amounts of principal and interest due to the note holder under his promissory note ) as of June 24, 2010.  The 15,000 shares of the Company’s common stock due the noteholder under these agreements was valued at the closing price as of the date the stock became due under the agreements as follows:

Date	Number of Shares	Closing Price	Value
5/10/10	5,000	$1.20	$6,000
5/26/10	5,000	$1.25	$6,500
6/9/10	5,000	$1.27	$6,350

The total value of $18,850 was recorded as loan costs and charged to interest expense in the year ended December 31, 2010.

The Company entered into an Investor Relations Consulting Agreement with an consultant, as of January 1, 2009.  Pursuant to the agreement, in consideration for investor relations services to be provided to the Company by the consultant, the Company agreed to pay a monthly retainer of $9,000, consisting of (i) $4,500 in cash, and (ii) such number of shares of restricted stock of the Corporation to be determined by dividing $4,500 by 85% of the average closing trading price of the Company’s common stock for the first ten trading days of the applicable month, capped at 10,588 shares per month.

On June 15, 2010 the Company issued 14,403 shares of common stock with a fair value of $15,807 pursuant to the agreement.  The fair value of the stock was determined by the closing price of the stock on the 10th day of each month, which is the day the number of shares to be issued is determined.

18.   Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the years ended December 31, 2010 and 2009. The balance of these reserves at December 31, 2010 and 2009, was $3,191,614 and $1,834,742, respectively. These amounts are restricted and are included in retained earnings.

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

The following reconciles the components of the EPS computation:

For the year ended December 31, 2010, dilutive shares include 688,000 stock options. 760,000 stock options and warrants to purchase 8,101,116 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

For the year ended December 31, 2009, dilutive shares include 703,200 stock options and outstanding warrants to purchase 373,334 shares of common stock at an exercise price of $0.94. Warrants to purchase 3,130,618 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2010:
Net income	$3,112,925
Basic EPS income available to common shareholders	$3,112,925	33,741,628	$0.09
Effect of dilutive securities:

Warrants	—	-
Stock options	—	437,987
Diluted EPS income available to common shareholders	$3,112,925	34,179,615	$0.09

For the year ended December 31, 2009:
Net income	$4,212,023
Basic EPS income available to common shareholders	$4,212,023	30,661,333	$0.14
Effect of dilutive securities:
Warrants	—	117,178
Stock options	—	407,662
Diluted EPS income available to common shareholders	$4,212,023	31,001,248	$0.14

20.   Equity Incentive Plan

On March 2, 2009, the Company’s board of directors and majority stockholders adopted the 2009 Equity Incentive Plan (the “Plan”) to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. 1,500,000 shares of the Company’s common stock have been reserved for issuance under the Plan.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

The term of each award under the Plan will be specified in the award agreement, but may not exceed ten years from the earlier of the adoption or the approval of the plan, unless sooner terminated.

Total share-based compensation costs included in the Consolidated Statements of Income were $637,133 and $265,825 during the years ended December 31, 2010 and 2009, respectively. All share-based compensation costs are included in general and administrative expenses.

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

No options were granted during the year ended December 31, 2010.

Share Options

A summary of the Company’s outstanding share option award grants as of December 31, 2010 and changes during the year then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2009	1,463,200	$1.14
Granted	-0-	—
Exercised	-0-	—
Expired	-0-	—
Forfeited	(15,200)	0.42

Outstanding at December 31, 2010	1,448,000	$1.14	8.54	$584,800
Vested and expected to vest at December 31, 2010	1,448,000	$1.14	8.54	$584,800
Exercisable at December 31, 2010	896,000	$0.79	8.87	$438,600

As of December 31, 2010, there was $181,939 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 0.67 years.

21.   Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has contracted to purchase equipment from a supplier for the second processing facility for $763,370 of which $486,194 has been paid.  The remaining $277,176 will be paid on delivery and completion of installation of the equipment in 2010.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company has advances to milk suppliers of $375,816 which will be offset against future milk purchases from those suppliers (see Note 7, Advances to suppliers and other receivables).

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

22.   Operating Leases

The Company leases various distribution facilities. All of these leases are on an annual basis and commenced on January 1, of each year. For the years ended December 31, 2010 and 2009, the Company incurred rental expense of $76,447 and $76,098, respectively. As of December 31, 2010, the Company had outstanding lease commitments totaling $158,356 due in 2011.

23.   Segment Reporting

The Company has key product lines of milk, soybean milk, and rice powder, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the years ended December 31, 2010 and 2009, the Company’s sales revenue from various products are as follows:

	Year Ended December 31,
	2010	2009
Milk powder	$47,299,237	$38,590,606
Soybean milk powder	1,459,072	1,164,347
Rice powder	1,677,401	1,358,127
Sub-contract processing	4,834,045	3,616,196
	$55,269,755	$44,729,276

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2010, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

As disclosed in our 2009 Annual Report on Form 10-K, and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2010, we previously reported the following material weaknesses in our internal control over financial reporting:

•	We did not design, implement or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

o	An absence of independence and financial expertise on the Board of Directors limiting its ability to provide effective oversight of our management;

o
A lack of a consistent code of business conduct across all corporate entities that is specifically designed for public company applicability, including policies related to insider trading, conflicts of interest, legal compliance, and related-party transactions; and

o
A lack of consistent, formalized human resources policies and procedures across our corporate entities which specifically detail required financial reporting competencies and the importance of complying with our objectives regarding internal control over financial reporting.

Our management believed that the pervasive nature of these control deficiencies, when aggregated, impact all significant accounts and disclosures and rise to the level of material weakness.

•
We lacked sufficient accounting personnel at the Chinese operating unit level with the experience and training to effectively address the GAAP accounting, financial reporting, internal control, and other regulatory compliance requirements of being a U.S. listed public company.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

•
We lacked sufficient IT personnel with the experience and training to provide for adequate segregation of duties and effective oversight of core IT functions, including controls over access, change, data, and security management.  In addition, we lacked formalized policies and procedures to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

2010 Remediation Actions

During 2010 our management undertook the following remediation efforts regarding these material weaknesses:

•
Continued to engage the services of qualified consultants with China GAAP, U.S. GAAP, and SEC reporting experience to assist and support our management’s financial reporting and SOX compliance requirements.

•
Formalized finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal control over financial reporting.

•
Hired additional, qualified accounting personnel at the Chinese operating unit level to enhance our financial reporting competencies.  Our management further provided training to both new and existing accounting personnel regarding our significant policies and procedures related to accounting, finance, and internal control, to ensure that financial reporting competencies were strengthened.

•	Developed and began implementation of a Code of Business Conduct and Ethics specifically designed for public company applicability in 2010.

•
Developed and began implementation of formalized IT policies and procedures, most notably those related to access, change, data, and security management, to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

Management's Evaluation as of December 31, 2010

As of December 31, 2010, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2010, are described below:

•	We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

o	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, had yet to be formally acknowledged by members of management and the finance department.

o
There was an absence of independence and financial expertise on the Board of Directors, and we did not have an Audit Committee or a formalized internal audit function, limiting our ability to provide effective oversight of our management.

Our management believes that the pervasive nature of these control deficiencies, when aggregated, impact all significant accounts and disclosures and rise to the level of material weakness.

•
The full implementation of, and related training for, our newly-formalized IT policies and procedures were still in process at year-end.  Accordingly, we lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

•
We did not have procedures in place to ensure that our employees received sufficient training and instruction with respect to our sales policies, which may result in sales terms that deviate from our approved sales terms.

2011 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2010.

•
Require all members of our management and the finance department across all corporate entities to certify receipt of the Code of Business Conduct and Ethics by signature.  Signed copies will be retained by our management.  Thereafter, our management plans to periodically require signatories to acknowledge that they understand the contents of the Code of Business Conduct and Ethics, and whether they are aware of anyone in our company that might have violated some part of the Code.

•
Recruit an independent financial expert to the Board of Directors to chair an Audit Committee and formalize roles and responsibilities over our internal control over financial reporting for the Board and our management.  Our management also plans to develop and implement a formal corporate internal audit capability, reporting directly to an independent Audit Committee, to provide effective oversight of our internal control over financial reporting.

•
Continue to engage the services of qualified consultants with China GAAP, U.S. GAAP and SEC reporting experience to support our financial reporting and SOX compliance requirements, including assistance with the following:

o	Remediating identified material weaknesses;

o	Monitoring our internal control over financial reporting on an ongoing basis;

o	Managing our period-end financial closing and reporting processes; and

o	Identifying and resolving non-routine or complex accounting matters.

•
Complete the implementation of, and related training for, its IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

•
Continue providing training to accounting personnel regarding our significant policies and procedures related to accounting, finance, and internal control to ensure that financial reporting competencies are strengthened.

•	Refine and implement procedures to ensure that our employees receive sufficient training and instruction with respect to our sales policies.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

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

Attestation Report of the Company’s Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Pursuant to current rules of the Securities and Exchange Commission, the Company is only required to provide our management’s report on internal control over financial reporting in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described in “Management's Report on Internal Control Over Financial Reporting” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On December 1, 2010 we adopted a Code of Business Conduct and Ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees.  Our adoption of the Code of Business Conduct and Ethics was ratified by our board of directors on April 14, 2011.  A copy of the Code of Business Conduct and Ethics is appended as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this report:

Name	Age	Position

Yang Yong Shan	44	Chief Executive Officer, President and Chairman of the Board

Shu Kaneko	45	Chief Financial Officer, Secretary and Director

Qin Si Bo	47	Vice President of Production and Director

Yuan Yong Wei	56	Vice President of Operation and Director

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2010 except that: (a) Yang Yong Shan, our Chairman Chief Executive Officer and President, filed a late Form 4 on March 30, 2010, to report his return of 180,000 shares of common stock to us as a capital contribution as of March 18, 2010; and (b) Niu Wan Chen, our former Vice President of Sales and Director, (i) filed a late Form 4 on March 31, 2010, to report our issuance of 180,000 shares to him as compensation as of March 18, 2010, and (ii) did not file a Form 4 to report his resignation as an officer and director of ours.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees.  A copy of the Code of Business Conduct and Ethics is appended as an exhibit to this Annual Report on Form 10-K.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (1) Yang Yong Shan, our Chairman, Chief Executive Officer and President, (2) Shu Kaneko, our Chief Financial Officer and Secretary, and (3) Niu Wan Chen, our former Vice President of Sales (the “Named Executive Officers”). Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Yang Yong Shan	2010	$18,500	$0.00	$0.00	$0.00	$0.00	$18,500
Chairman, Chief Executive	2009	$0.00	$0.00	$0.00	$134,818	$0.00	$134,818
Officer and President (1)

Shu Kaneko	2010	$150,000	$37,500	$0.00	$0.00	$0.00	$187,500
Chief Financial Officer,	2009	$150,000	$37,500	$0.00	$121,211	$0.00	$308,711
Secretary and Director (2)

(1)
Yang Yong Shan was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007. We do not have an Employment Agreement with Mr. Yang.  On March 2, 2009, Mr. Yang was granted 360,000 stock options under our 2009 Equity Incentive Plan (the “Plan”), exercisable at a price of $0.42 per share, of which 90,000 vested on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.  On November 10, 2009, Mr. Yang was granted an additional 380,000 stock options under the Plan, exercisable at a price of $1.80 per share, of which (a) 95,000 vested on each of May 10, 2010 and November 10, 2010, and (b) and additional 95,00 will vest on each of May 10, 2011 and November 10, 2011.

(2)
Shu Kaneko was appointed as our Chief Financial Officer, Secretary, and a member of our board of directors, on November 1, 2007.  As of November 1, 2007, we entered into an Employment Agreement with Mr. Kaneko, pursuant to which he is entitled to receive a base salary of $150,000 per annum.  For more information, see “— Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Employment Agreement with Shu Kaneko” below. On March 2, 2009, Mr. Kaneko was granted 300,000 stock options under the Plan, exercisable at a price of $0.42 per share, of which 75,000 vested on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.  On March 17, 2011, Mr. Kaneko exercised all 300,000 of these stock options on a “cashless” basis. As a result, Mr. Kaneko received 175,248 shares of our common stock.  On November 10, 2009, Mr. Kaneko was granted 380,000 share appreciation rights, exercisable at a price of $1.80 per share, which (a) vested with respect to 25% of the underlying shares on each of May 10, 2010 and November 10, 2010, and (b) will vest with respect to an additional 25% of the underlying shares on each of May 10, 2011 and November 10, 2011.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Shu Kaneko

On November 1, 2007 (the “Effective Date”), we entered into an Employment Agreement with Shu Kaneko (the “Employment Agreement”), as amended on March 19, 2010, pursuant to which Mr. Kaneko serves as our Chief Financial Officer. The Employment Agreement commenced on the Effective Date and will terminate on the second anniversary thereof (the “Employment Period”), unless extended as provided for in the Employment Agreement.

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

Acceleration of Awards upon Corporate Transactions

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

Exercise Price and Term of Awards

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

Vesting Schedule

In general, the plan administrator will determine, or the award agreement specify, the vesting schedule.

Equity Compensation Grants

As of the date hereof, we have issued the following securities pursuant to the Plan:

•
703,200 stock options, exercisable at a price of $0.42 per share, of which 175,800 vested on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011. 15,200 of these stock options terminated 30 days after the resignation of one of the recipients as an officer and director of ours on July 9, 2010, and have been returned to the number of shares available for issuance under the Plan; and 300,000 of these stock options were exercised by one of the recipients on a “cashless” basis on March 17, 2011, resulting in our issuance of 175,248 shares of our common stock;

•
380,000 stock options, exercisable at a price of $1.80 per share, of which 95,000 vested on each of May 10, 2010 and November 10, 2010, and an additional 95,000 will vest on each of May 10, 2011 and November 10, 2011; and

•
380,000 share appreciation rights, exercisable at a price of $1.80 per share, which vested with respect to 25% of the underlying shares on each of May 10, 2010 and November 10, 2010, and will vest with respect to an additional 25% of the underlying shares on each of May 10, 2011 and November 10, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2010 for each of the named executive officers.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Yang Yong Shan(1)	360,000	0	0.42	March 2, 2019
	190,000	190,000	1.80	November 10, 2019
Shu Shu Kaneko(2)	300,000	0	0.42	March 2, 2019
	190,000	190,000	1.80	November 10, 2019

(1)
Yang Yong Shan was appointed as our Chairman, Chief Executive Officer and President as of October 9, 2007. We do not have an Employment Agreement with Mr. Yang.  On March 2, 2009, Mr. Yang was granted 360,000 stock options under the Plan, exercisable at a price of $0.42 per share, of which 90,000 vested on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.  On November 10, 2009, Mr. Yang was granted an additional 380,000 stock options under the Plan, exercisable at a price of $1.80 per share, of which (a) 95,000 vested on each of May 10, 2010 and November 10, 2010, and (b) and additional 95,00 will vest on each of May 10, 2011 and November 10, 2011.

(2)
Shu Kaneko was appointed as our Chief Financial Officer, Secretary, and a member of our board of directors, on November 1, 2007.  As of November 1, 2007, we entered into an Employment Agreement with Mr. Kaneko, pursuant to which he is entitled to receive a base salary of $150,000 per annum.  For more information, see “— Employment Contracts and Termination of Employment and Change-in-Control Arrangements — Employment Agreement with Shu Kaneko” below. On March 2, 2009, Mr. Kaneko was granted 300,000 stock options under the Plan, exercisable at a price of $0.42 per share, of which 75,000 vested on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011.  On March 17, 2011, Mr. Kaneko exercised all 300,000 of these stock options on a “cashless” basis. As a result, Mr. Kaneko received 175,248 shares of our common stock.  On November 10, 2009, Mr. Kaneko was granted 380,000 share appreciation rights, exercisable at a price of $1.80 per share, which (a) vested with respect to 25% of the underlying shares on each of May 10, 2010  and November 10, 2010, and (b) will vest with respect to an additional 25% of the underlying shares on each of May 10, 2011 and November 10, 2011.

Pension Benefits

We do not provide any company-sponsored retirement benefits to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in China participate).

Nonqualified Deferred Compensation

We do not provide any deferred compensation programs to any employee, including the named executive officers.

Compensation of Directors

We do not currently pay any cash fees to our directors.  During 2010, there was no director compensation paid.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,448,000	$1.14	52,000

Equity compensation plans not approved by security holders (2)	0	N/A	0

Total	1,448,000	$1.14	52,000

(1)
Our board of directors adopted the Plan (2009 Equity Incentive Plan), to be effective on March 2, 2009.  The Plan was approved by the shareholders on March 11, 2009.  To date, we have made the following grants under the Plan:

(a)
703,200 stock options, exercisable at a price of $0.42 per share, of which 175,800 vested on each of September 2, 2009, March 2, 2010, September 2, 2010 and March 2, 2011. 15,200 of these stock options terminated 30 days after the resignation of one of the recipients as an officer and director of ours on July 9, 2010, and have been returned to the number of shares available for issuance under the Plan;

(b)
380,000 stock options, exercisable at a price of $1.80 per share, of which 95,000 vest on each of May 10, 2010 and November 10, 2010, and an additional 95,000 will vest on each of May 10, 2011 and November 10, 2011; and

(c)
380,000 share appreciation rights, exercisable at a price of $1.80 per share, which vested with respect to 25% of the underlying shares on each of May 10, 2010 and November 10, 2010, and will vest with respect to an additional 25% of the underlying shares on each of May 10, 2011 and November 10, 2011.

(2)	We do not have any equity compensation plans not approved by our security holders.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and the persons who were included as our “Named Executive Officers” in the Summary Compensation Table of our Form 10-K, as amended, for the fiscal year ended December 31, 2010, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.  Shares of our common stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date of this report, we had 34,207,379 shares of common stock issued and outstanding (not including an additional 1,944,444 shares of common stock currently being held in treasury).

Unless otherwise noted, the address for each of the persons listed below is: c/o Emerald Dairy Inc., 10 Huashan-lu, Xiangfang-qu, 9th floor, Wanda Building, Harbin City, Heilongjiang Province, PRC 150001.

	Common Stock Beneficially Owned
Name and Address	Number	Percent
5% Stockholders:
John Winfield (1)	3,386,531	9.9%
820 Moraga Drive
Los Angeles, CA 90049

JAG Multi Investments LLC (2)	2,425,156	6.9%
163 Washington Valley Road, Suite 103
Warren, N.J. 07059

Named Executive Officers and Directors:
Yang Yong Shan (3)	14,348,329	41.2%
Chief Executive Officer, President and Chairman of the Board

Shu Kaneko (4)	460,248	1.3%
Chief Financial Officer, Secretary and Director

Qin Si Bo (5)	15,200	*
Vice President of Production and Director

Yuan Yong Wei (6)	12,800	*
Vice President of Operations and Director

All Executive Officers and Directors as a Group (4 persons) (7)	14,836,577	42.2%

*Less than 1%

(1)  Consists of (i) 2,546,477 shares of common stock, and (ii) 840,204 shares of common stock issuable upon exercise of currently exercisable warrants.  Does not include 400,169 shares of common stock issuable upon exercise of additional currently exercisable warrants held by Mr. Winfield, because they are the subject of agreements with us that such warrants cannot be exercised at any time when the result would be to cause the holder to beneficially own more than 9.9% of our outstanding common stock.

(2)  Consists of (i) 1,718,650 shares of common stock, and (ii) 706,506 shares of common stock issuable upon exercise of currently exercisable warrants.  Alexander M. Goren is the Manager of JAG Multi Investments LLC, and has sole voting and investment power over the shares owned thereby.  Mr. Goren disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(3)  Consists of (i) 13,703,329 shares of common stock, and (ii) 645,000 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof.  Does not include shares underlying stock options to purchase 95,000 shares of our common stock, which will not vest within 60 days of the date hereof.  7,989,331 of the shares of common stock held by Mr. Yang are pledged to secure our repayment of promissory notes in the aggregate principal amount of $3,466,410, as further described in “Certain Relationships and Related Transactions — Pledge of Shares by Chief Executive Officer”.

(4)  Consists of (i) 175,248 shares of common stock, and (ii) 285,000 share appreciation rights which have vested, or will vest within 60 days of the date hereof.  Does not include shares underlying 95,000 share appreciation rights, which will not vest within 60 days of the date hereof.

(5)  Consists of 15,200 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof.

(6)  Consists of 12,800 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof.

(8)  Consists of (i) 13,878,577 shares of common stock, (ii) 673,000 shares of common stock underlying stock options which have vested, or will vest within 60 days of the date hereof, and (iii) 285,000 shares of common stock underlying share appreciation rights which have vested, or will vest within 60 days of the date hereof.  Does not include shares underlying (i) stock options to purchase 95,000 shares of our common stock, which will not vest within 60 days of the date hereof, or (ii) 95,000 share appreciation rights, which will not vest within 60 days of the date hereof.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

Since the beginning of our fiscal year ended December 31, 2010, there have been no transactions between members of management, five percent stockholders, “affiliates,” promoters and finders.

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

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Windes & McClaughry Accountancy Corporation for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees	$194,678	$185,000
Audit Related Fees	$84,406	$34,490
Tax Fees	$-	$-
Other Fees	$-	$-
Total Fees:	$279,084	$219,490

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

Tax Fees. Consists of fees billed for professional services for our corporate tax returns and extensions, tax compliance, tax advice and tax planning. No such fees were billed by our independent registered public accounting firm in fiscal 2010 or 2009.

All Other Fees. No fees were billed to us by our independent registered public accounting firm for products and services other than the services reported above.  No such fees were billed by our independent registered public accounting firm in fiscal 2010 or 2009.

The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Windes & McClaughry Accountancy Corporation during fiscal 2010 and 2009 were pre-approved pursuant to the procedures outlined above.

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

3.1	Bylaws - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.2	Articles of Incorporation - Incorporated by reference from our Registration Statement on Form 10-SB filed August 10, 2006

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 9, 2007 - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

3.4	Certificate of Amendment to Articles of Incorporation of the Company, dated January 25, 2008 - Incorporated by reference from our Current Report on Form 8-K, filed on January 30, 2008

4.1	Warrant No. W-1, issued as of October 9, 2007, in connection with the Company’s $1,000,000 unit offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.2	Warrant No. W-2, issued in October 2007, in connection with the Company’s $1,000,000 unit offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.3	Form of Class A Warrant, issued in October 2007, in connection with the Company’s $8,000,000 unit offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.4	Form of Class B Warrant, issued in October 2007, in connection with the Company’s $8,000,000 unit offering - Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

4.5
Form of Second Amended and Restated 10% Promissory Note, originally issued in June 2008, in connection with the Company’s June 2008 private offering of Promissory Notes and Warrants, as amended in December 2008 and December 2009 — Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010

4.6
Form of Amended and Restated Warrant, originally issued in June 2008, in connection with the Company’s June 2008 private offering of Promissory Notes and Warrants, as amended in December 2008 — Incorporated by reference from our amended Current Report on Form 8-K/A, filed on January 7, 2009

4.7
Form of Additional Warrants, issued in December 2009, in connection with the Company’s amendment to Promissory Notes originally issued in June 2008— Incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2010

4.8	Amended and Restated 10% Promissory Note, in the principal amount of $1,750,000, dated November 30, 2010 — Incorporated by reference from our Current Report on Form 8-K, filed on December 6, 2010

Exhibit No.	Description

4.9
Form of 10% Promissory Note, issued in connection with the Company’s December 2009 private offering of Promissory Notes and Warrants — Incorporated by reference from our Current Report on Form 8-K, filed on December 31, 2009

4.10
Warrants issued to Fenghui Leasing Co, Ltd., in connection with the Company’s sale and leaseback transaction, dated June 24, 2010 — Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

4.11
Form of Warrant, issued in connection with the Company’s December 2009 private offering of Promissory Notes and Warrants — Incorporated by reference from our Current Report on Form 8-K, filed on December 31, 2009

4.12	10% Promissory Note, in the principal amount of $800,000, dated June 24, 2010 — Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

4.13	10% Promissory Note, in the principal amount of $380,000, dated December 1, 2010 — Incorporated by reference from our Current Report on Form 8-K, filed on December 6, 2010

10.1	Form of Securities Purchase Agreement for the Company’s October 2007 $1,000,000 unit offering — Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.2	Form of Securities Purchase Agreement for the Company’s October 2007 $8,000,000 unit offering —Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.3	Form of Registration Rights Agreement related to the Company’s October 2007 private offerings — Incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2007

10.4	Employment Agreement, dated November 1, 2007, by and between the Company and Shu Kaneko — Incorporated by reference to our Current Report on Form 8-K, filed November 7, 2007*

10.5	Amendment, dated March 19, 2010, to Employment Agreement between the Company and Shu Kaneko – Incorporated by reference to our Current Report on Form 8-K, filed March 23, 2010*

10.6
Form of Securities Purchase Agreement for the Company’s June 2008 private offering of up to $3,000,000 of 8% Promissory Notes and 300,000 Warrants  —  Incorporated by reference from our Current Report on Form 8-K, filed on June 12, 2008

10.7	First Amendment to June 2008 Securities Purchase Agreement, dated December 31, 2008 – Incorporated by reference from our amended Current Report on Form 8-K/A, filed January 7, 2009

10.8	Second Amendment to June 2008 Securities Purchase Agreement, dated December 31, 2009 — Incorporated by reference from our Current Report on Form 8-K, filed January 7, 2010

10.9	Loan Agreement, dated November 30, 2009 — Incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2009

10.10	Amendment to November 2009 Loan Agreement, dated November 30, 2010 – Incorporated by reference from our amended Current Report on Form 8-K, filed December 31, 2009

Exhibit No.	Description

10.11
Securities Purchase Agreement for the Company’s December 2009 private offering of $1,750,000 of 10% Promissory Notes and 536,000 Warrants  —  Incorporated by reference from our Current Report on Form 8-K, filed on December 31, 2009

10.12	First Amendment to December 2009 Securities Purchase Agreement, dated December 24, 2010 – Incorporated by reference from our amended Current Report on Form 8-K, filed December 30, 2010

10.13	Loan Agreement, dated June 24, 2010 — Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

10.14
Sale and Leaseback, dated June 24, 2010, by and between Hailun Xinganling Dairy Co., the Company’s wholly-owned subsidiary, and Fenghui Leasing Co, Ltd. – Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

10.15	Loan Agreement, dated December 1, 2010 — Incorporated by reference from our Current Report on Form 8-K, filed on December 6, 2010

10.16	2009 Equity Incentive Plan — Incorporated by reference from our Current Report on Form 8-K, filed on March 6, 2009*

14.1	Code of Business Conduct and Ethics – Filed herewith

21.1	List of Subsidiaries – Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm – Filed herewith

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) - Filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) - Filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 - Filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 - Filed herewith

* Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: April 15, 2011	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President (Authorized Representative)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yang Yong Shan	President, Chief Executive Officer	April 15, 2011
Yang Yong Shan	and Director (Principal Executive Officer)

/s/ Shu Kaneko	Chief Financial Officer and	April 15, 2011
Shu Kaneko	Secretary (Principal Financial and Accounting Officer)

/s/ Qin Si Bo	Director	April 15, 2011
Qin Si Bo

/s/ Yuan Yong Wei	Director	April 15, 2011
Yuan Yong Wei