Form 10-Q
period 2011-03-31
EMERALD DAIRY INC
filed 2011-05-23
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

Commission File Number:	000-52174

EMERALD DAIRY INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

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
☐ Yes     ☒ No

The registrant had 34,207,379 shares of common stock issued and outstanding as of May 16, 2011 (not including an additional 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$16,327,220	$17,131,274
Trade accounts receivable,net	8,525,802	8,220,622
Inventory, net	1,254,903	1,052,594
Advances to equipment supplier	10,663,324	10,154,264
Other current assets	3,462,104	2,697,946
Total current assets	40,233,353	39,256,700

Property, plant and equipment
Property, plant and equipment, net	23,147,446	23,039,183
Contruction in progress	895,527	875,934
	24,042,973	23,915,117

Intangible assets, net	1,349,379	1,348,161

	$65,625,705	$64,519,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,260,254	$6,596,367
Notes payable, net of debt discount of $0 and $729,830 at March 31, 2011 and December 31, 2010, respectively	6,396,411	6,358,295
Other current liabilities	630,190	539,332
Current portion of long-term lease	1,263,336	1,171,566
Loan from shareholder	219,076	217,294
Total current liabilities	13,769,267	14,882,854

Long-term lease payable	2,140,860	2,468,984

Commitments and Contingencies (Note 20)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 36,151,823 and 35,976,575 issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	36,152	35,977
Treasury Stock (1,944,444 shares at March 31, 2011 and December 31, 2010, respectively)	(1,944)	(1,944)
Additional paid-in capital	26,116,359	26,007,743
Retained earnings (of which $4,603,066 and $3,191,614 are restricted at March 31, 2011 and December 31, 2010, respectively, for common welfare reserves)	19,409,427	17,431,350
Accumulated other comprehensive income	4,155,584	3,695,014
Total stockholders' equity	49,715,578	47,168,140

	$65,625,705	$64,519,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Sales	$14,679,052	$14,252,856

Cost of Goods Sold	7,489,607	7,153,772

Gross Profit	7,189,445	7,099,084

Operating Expenses
Selling expenses and administrative expenses	3,825,619	3,902,390
Liquidated damages	-	5,021,669
Depreciation and amortization	244,537	51,228
Total operating expenses	4,070,156	8,975,287

Other Income (Expense)
Interest income	1,087	1,058
Interest expense	(184,263)	-
Total other income (expense)	(183,176)	1,058

Net Income (Loss) Before Provision for Income Tax	2,936,113	(1,875,145)

Provision for Income Taxes
Current	958,036	421,499
	958,036	421,499

Net Income (Loss)	$1,978,077	$(2,296,644)

Basic Earnings Per Share	$0.06	$(0.07)

Basic Weighted Average Shares Outstanding	34,059,392	32,945,823

Diluted Earnings Per Share	$0.06	$(0.07)

Diluted Weighted Average Shares Outstanding	34,447,114	32,945,823

The Components of Other Comprehensive Income (Loss)
Net Income (Loss)	$1,978,077	$(2,296,644)
Foreign currency translation adjustment	697,833	10,295
Income tax related to other comprehensive income	(237,263)	(3,500)

Comprehensive Income (Loss)	$2,438,647	$(2,289,849)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities
Net Income (Loss)	$1,978,077	$(2,296,644)
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	320,829	141,255
Amortization of loan discount	38,116	186,025
Capitalized interest	(243,669)	(630,918)
Warrants issued for services	27,245	-
Warrants modified for liquidated damages	-	5,021,669
Incentive stock options	81,546	213,361
Net change in assets and liabilities
Trade accounts receivable	(238,317)	298,933
Inventory	(193,748)	(622,331)
Other current assets	(742,214)	171,145
Accounts payable and accrued expenses	(1,389,765)	358,770
Other current liabilities	86,471	(280,844)

Net cash (used in) provided by operating activities	(275,429)	2,560,421

Cash flows from investing activities
Deposit on equipment and construction	(426,470)	(9,411,275)
Construction in progress	-	(113,874)
Purchases of fixed assets and intangibles	(713)	(44,548)

Net cash used in investing activities	(427,183)	(9,569,697)

Cash flows from financing activities
Repayments of sale-leaseback	(236,354)	-

Net cash used in financing activities	(236,354)	-

Effect of exchange rate	134,912	5,440

Net decrease in cash	(804,054)	(7,003,836)

Cash and cash equivalents at beginning of period	17,131,274	13,486,429

Cash and cash equivalents at end of period	$16,327,220	$6,482,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

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

On May 22, 2008, the Company formed a new wholly-owned subsidiary, Hailun Xinganling Dairy Co., Ltd. (“HXD”), pursuant to the laws of the PRC. In July 2008, HXD commenced construction of a production facility in Hailun City, Heilongjiang Province, PRC, which construction was completed in the fourth quarter of 2010. In March 2011, HXD received authorization from the PRC government to start the manufacture of the Company’s products at this new facility.

2.      Basis of Preparation of Financial Statements

XAL, LvBao and HXD maintain their books and accounting records in Renminbi (“RMB”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2010 which are included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Emerald Dairy Inc. and subsidiaries as of March 31, 2011, and the results of their operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in order to present the condensed consolidated financial position and condensed consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see “Foreign Currency” in Note 3).

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XAL, LvBao and HXD. All inter-company transactions and balances have been eliminated in consolidation.

3.      Summary of Significant Accounting Policies

Use of Estimates - The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

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

Statement of Cash Flows – In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less when purchased. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance, or any other similar insurance. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of March 31, 2011, no U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

Trade Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2011 and 2010 there was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for the three months ended March 31, 2011 and 2010, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of March 31, 2011, the Company had construction costs and capitalized interest of $895,527, which has not yet been transferred to fixed assets. The estimated cost to be incurred in 2011 to complete the project is approximately $490,181.

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
Interest cost capitalized	$243,669	$630,918
Interest cost charged to income	184,263	-
	$427,932	$630,918

Foreign Currency - The Company’s principal country of operations is China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into US Dollars are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $460,570 and $6,795, for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and 2010, the exchange rate was 6.5486 Yuan and 6.8259 Yuan per US Dollar, respectively.

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

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

As of March 31, 2011, the Company had no sales or contracts that included multiple deliverables that would fall under accounting guidance.

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. XAL enjoyed a 100% exemption from enterprise income taxes starting on January 10, 2006, due to its classification as a “Wholly Foreign Owned Enterprise.” On March 16, 2007, the PRC enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. This exemption ended on January 10, 2008, at which time XAL qualified under the current tax structure for a 50% reduction in the statutory enterprise income tax rates for an additional three years which expired in January 2011.

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity - In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for a financial instrument as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that are entered into in conjunction with some other transaction and are legally detachable and separately exercisable. As of March 31, 2011 and 2010, there were no financial instruments recorded as a liability.

Share-based Compensation - For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “ Equity ” and FASB ASC Topic 718, “ Compensation — Stock Compensation,” the Company performs an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

There was $81,546 and $213,361 of share-based compensation in the three months ended March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments - The Company applies the provisions of FASB Topic ASC 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2011 and December 31, 2010, the fair value of cash, trade accounts receivable, other receivables, accounts payable, notes payables, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

Fair Value Measurements - Effective April 1, 2009, the FASB ASC Topic 825, “Financial Instruments,” requires disclosures regarding fair value of financial instruments in quarterly reports as well as in annual reports.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at March 31, 2011.

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

4.      Concentrations of Business and Credit Risk

The Company conducts all of its primary trade in the PRC.  There can be no assurance that the Company will be able to successfully conduct its trade, and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of March 31, 2011 no U.S. cash balances are in excess of insured amounts.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

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

For the three months ended March 31, 2011 and 2010, no single customer accounted for 10% or more of sales revenues.

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

5.      Inventory

As of March 31, 2011 and December 31, 2010 inventory consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$970,739	$704,737
Work-in-process	231,757	307,069
Finished goods	43,105	31,553
Repair parts	9,302	9,235
	$1,254,903	$1,052,594

6.      Advances to equipment supplier

As of March 31, 2011 and December 31, 2010 advances to equipment suppliers consisted of $10,663,324 and $10,154,264, respectively. These were comprised of advances on a contract to purchase equipment from a supplier for the Company’s second processing facility then under construction.

7.      Other current assets

As of March 31, 2011 and December 31, 2010, advances to suppliers and other receivables consisted of the following:

	March 31, 2010	December 31, 2010
Advances to milk suppliers	$1,399,137	$375,816
Other Receivables	4,581	4,544
Advances to staff	1,399	1,387
Prepaid loan costs	86,296	108,805
Deposit on advertising contract	-	90,877
Deposit on lease	1,068,931	1,060,237
Prepaid expenses	901,760	1,056,280
	$3,462,104	$2,697,946

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

8.      Property, Plant, and Equipment

As of March 31, 2011 and December 31, 2010, property, plant, and equipment consisted of the following:

	March 31, 2010	December 31, 2010
Building	$17,695,224	$17,378,577
Plant and Machinery	7,446,878	7,329,651
Motor vehicles	591,550	586,739
Dairy cows	269,667	266,695
Office equipment	83,221	82,686
	26,086,540	25,644,348
Less: Accumulated depreciation	(2,939,094)	(2,605,165)
	$23,147,446	$23,039,183

Depreciation expenses totaled $311,040 and $131,819 for the three months ended March 31, 2011 and 2010, respectively, of which $76,291 and $90,027 were included as a component of cost of goods sold for the three months ended March 31, 2011 and 2010, respectively.

9.   Construction in progress

	March 31, 2011	December 31, 2010
Construction in progress	$895,527	$875,934

Construction-in-progress represents construction and equipping of the Company’s new production facility in Hailun City.

10.   Intangible Assets

	March 31, 2011	December 31, 2010
Land use rights	$1,413,219	$1,401,724
Patents	55,432	54,981
	1,468,651	1,456,705
Less: Accumulated amortization	(119,272)	(108,544)
	$1,349,379	$1,348,161

For the three months ended March 31, 2011 and 2010, amortization expenses totaled $9,789 and $9,436, respectively.  Amortization expense is estimated to be $39,156 for each of the next five years.

11.   Income Taxes

On May 30, 2005, AIDH executed a Share Transfer Agreement with XAL. XAL applied to be treated as a foreign invested company after consummation of the share transfer, and its business license as a foreign invested company was approved on January 10, 2006. According to Chinese taxation policy, an entity designated as a foreign invested company, advanced technology company or software development company, receives a 100% income tax exemption for the first 2 years and a 50% tax exemption for the next 3 years. Therefore, the Company received the benefit of this income tax exemption from January 10, 2006. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008, the Company’s tax exemption was reduced to 50% of the prevailing tax rate and will continue at this reduced rate for three additional years from such date expiring in January 2011.

LvBao is currently subject to the enterprise income tax of 33%.

HXD is currently subject to the enterprise income tax of 25%. The Company believes the local government will refund the local portion (25% of the total tax payment) to HXD for five years.  The local government refund is expected to expire on December 31, 2015.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

The components of net income (loss) before provision for income tax consist of following:

	Three Months Ended March 31,
	2011	2010
U.S. Operations	$(694,000)	$(5,583,000)
Chinese Operations	3,630,000	3,708,000
	$2,936,000	$(1,875,000)

The components of the provision for income taxes are approximately as follows:

	Three Months Ended March 31,
	2011	2010
Federal, State and Local	$-	$-
People’s Republic of China -Federal and Local	958,000	421,500
	$958,000	$421,500

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended March 31,
	2010	2010
Income tax provision at Federal statutory rate	$998,200	(637,600)
State income taxes, net of Federal benefit	-	-
U.S. tax rate in excess of foreign tax rate	(358,800)	(333,700)
Abatement of foreign income taxes	82,500	(505,500)
Increase in valuation allowance	236,100	1,898,300
Tax provision	$958,000	$421,500
The Company had a U.S. net operating loss carryforward of approximately $15,546,000 as of March 31, 2011 which expires in 2030.

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010 are as follows:

Deferred tax assets:	March 31, 2010	December 31, 2010
Net operating loss carryforward	$5,285,780	$5,049,680
Valuation allowance	(5,285,780)	(5,049,680)
Net deferred tax asset	$-	$-

The change in the valuation allowance as of March 31, 2011 and 2010 was $236,100 and $1,898,300, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended March 31,
	2011	2010
Tax savings	$(82,500)	$505,500
Benefit per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Had the tax exemption not been in place for the three months ended March 31, 2011 and 2010, the Company estimates the following proforma financial statement impact:

	Three Months Ended March 31,
	2011	2010
Net income before tax provision, as reported	$2,936,100	$(1,875,100)
Less Tax provision not exempted	958,000	421,500
Less Tax provision exempted	(82,500)	505,500
Proforma Net income	$2,060,600	$(2,802,100)
Proforma Net income per share
Basic	$0.06	$(0.09)
Diluted	$0.06	$(0.09)

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

12.   Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the years ended March 31, 2011 and 2010, respectively, the Company contributed $24,526 and $32,668 in pension contributions.

13.   Accounts Payable and Accrued Expenses

At March 31, 2011 and December 31, 2010 accrued expenses consisted of:

	March 31, 2011	December 31, 2010
Accounts payable	$4,221,458	$5,523,712
Accrued payroll	102,443	72,567
Accrued interest	534,661	400,515
Accrued education funds	206,055	191,327
Economic development advance	45,811	45,439
Other payables	14,137	15,667
Accrued insurance	135,689	347,140
	$5,260,254	$6,596,367

14.   Notes Payable

At March 31, 2011 and December 31, 2010 notes payable consisted of the following:

	March 31, 2011	December 31, 2010
Notes dated June 2008, due December 31, 2010 with a interest rate of 10%	$1,716,411	$1,716,411
Note dated November 30, 2010 due November 30, 2011 with a interest rate of 10%	1,750,000	1,750,000
Notes dated December 24, 2009 due February 22, 2010 with a interest rate of 10%, net of debt discount of $38,116 at December 31, 2010	1,750,000	1,711,884
Note dated June 24, 2010 due June 24, 2011 with a interest rate of 10%	800,000	800,000
Note dated December 1, 2010 due December 1, 2011 with a interest rate of 10%	380,000	380,000
	$6,396,411	$6,358,295

The Company is currently negotiating the extension of the June 2008 and December 24, 2009 notes that were past due as of March 31, 2011.

15.   Lease payable

On June 23, 2010, HXD entered into a sale and leaseback agreement pursuant to which the lessor purchased certain equipment from HXD located in HXD’s new milk powder production facility in Hailun City, PRC.

HXD retained the benefits and risks incident to the ownership of the equipment, and title to the equipment will transfer back to HXD at the completion of the lease. Therefore the lease was treated as a financing with no recognition of gain or loss on the sale.  Pursuant to accounting guidance, the lease was recorded as a capital lease at the present value of the minimum lease payments, including the commission fee and the fair value of the warrants issued.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

 The balances on the lease are as follows:

	March 31, 2011	December 31, 2010
Remaining lease payments	$4,588,882	$5,057,288
Imputed interest	(1,184,686)	(1,416,738)
Lease balance	3,404,196	3,640,550
Less current portion	(1,263,336)	(1,171,566)
Long-term lease payable	$2,140,860	$2,468,984

Future principal payments on the lease over the next three years are as follows:

2011	$914,966
2012	1,545,735
2013	943,495

16.   Equity

Warrants

Information with respect to stock warrants outstanding as of March 31, 2011 is as follows:

Exercisable:

Exercise Price		Outstanding March 31, 2011	Granted Modified	Modified, Expired or Exercised	Outstanding December 31, 2010	Expiration Date
$1.50	*	833,811	-0-	-0-	833,811	8/02/2011
$2.04	*	578,884	-0-	-0-	578,884	8/01/2012
$2.04	*	296,631	-0-	-0-	296,631	8/11/2012
$1.63	*	235,583	-0-	-0-	235,583	8/11/2012
$1.63	*	195,000	-0-	-0-	195,000	6/12/2013
$1.63	*	75,000	-0-	-0-	75,000	6/20/2013
$1.63		97,500	-0-	-0-	97,500	12/31/2011
$1.63		100,000	-0-	-0-	100,000	11/10/2012
$1.63		120,000	-0-	-0-	120,000	11/30/2012
$1.63		536,809	-0-	-0-	536,809	12/24/2012
$1.63		789,356	-0-	-0-	789,356	12/31/2012
$1.63		44,643	-0-	-0-	44,643	9/2/2014
$1.63		40,000	-0-	-0-	40,000	6/25/2013
$1.65		623,000	-0-	-0-	623,000	7/22/2013
$1.65		120,000	-0-	-0-	120,000	3/31/2014
$1.65		934,600	-0-	-0-	934,600	6/24/2013
$3.26	*	981,747	-0-	-0-	981,747	8/02/2011
$3.26	*	1,391,087	-0-	-0-	1,391,087	8/11/2011
$2.61		75,000	-0-	-0-	75,000	11/10/2011

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
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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

During the quarter ended March 31, 2011, the fair value of the 40,000 warrants vested was calculated to be $27,245 and was expensed to general and administrative expense. The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Expected volatility	131.17%
Risk-free interest rate	1.26%
Expected life	3 years
Stock price	$1.00
Exercise price	$1.65

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

17.   Common Welfare Reserves

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the years ended March 31, 2011 and 2010. The balance of these reserves at March 31, 2011 and December 31, 2010, was $4,603,066 and $3,191,614, respectively. These amounts are restricted and are included in retained earnings.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. The fund is non-distributable other than upon liquidation.

18.   Earnings Per Share

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

The following reconciles the components of the EPS computation:

For the three months ended March 31, 2011, dilutive shares include 641,333 stock options. 506,667 stock options and warrants to purchase 8,068,651 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the three months ended March 31, 2010 stock options of 1,463,200 and outstanding warrants to purchase 7,395,598 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2011:
Net income	$1,978,077
Basic EPS income available to common shareholders	$1,978,077	34,059,392	$0.06
Effect of dilutive securities:

Warrants	-	-
Stock options	-	387,722
Diluted EPS income available to common shareholders	$1,978,077	34,447,114	$0.06

For the three months ended March 31, 2010:
Net loss	$(2,296,644)
Basic EPS income available to common shareholders	$(2,296,644)	32,945,823	$(0.07)
Effect of dilutive securities:
Warrants	-	-
Stock options	-	-
Diluted EPS income available to common shareholders	$(2,296,644)	32,945,823	$(0.07)

19.   Equity Incentive Plan

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
March 31, 2011 and 2010

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

Total share-based compensation costs included in the Condensed Consolidated Statements of Income were $81,546 and $213,361 during the three months ended March 31, 2011 and 2010, respectively. All share-based compensation costs are included in general and administrative expenses.

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

No options were granted during the three months ended March 31, 2011.

Share Options

A summary of the Company’s outstanding share option award grants as of March 31, 2011 and changes during the three months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2010	1,448,000	$1.14
Granted	-0-	-
Exercised	(300,000)	0.42
Expired	-0-	-
Forfeited	-0-	-

Outstanding at March 31, 2011	1,148,000	$1.33	8.38	$225,040
Vested and expected to vest at March 31, 2011	1,148,000	$1.33	8.38	$225,040
Exercisable at March 31, 2011	768,000	$1.10	8.38	$225,040

As of March 31, 2011, there was $100,393 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 0.52 years.

20.   Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has advances to milk suppliers of $1,399,139, which will be offset against future milk purchases from those suppliers (see Note 7, Other Current Assets).

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010

In order for the Company to conduct its current operations, an Infant & Baby Formula Milk Powder Production Permit is required from the State General Administration of Quality Supervision and Inspection and Quarantine of the People’s Republic of China (the “Administration”). The Company’s production permits for its production facilities in Hailun City and Beian City will expire on March 22, 2014 and March 30, 2014, respectively.  Other than the foregoing, no government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

21.   Operating Leases

The Company leases various distribution facilities. All of these leases are on an annual basis and commence on January 1, of each year. The Company also leases office space, which expires in September 2011.  For the three months ended March 31, 2011 and 2010, the Company incurred rental expense of $19,382 and $19,030, respectively. As of March 31, 2011, the Company had outstanding lease commitments totaling $121,323 due in 2011.

23.   Segment Reporting

The Company has key product lines of milk, soybean milk, and rice powder, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the three months ended March 31, 2011 and 2010, the Company’s sales revenue from various products are as follows:

	Three months Ended March 31,
	2010	2010
Milk powder	$13,216,590	$12,424,193
Soybean milk powder	397,487	382,471
Rice powder	455,847	444,587
Sub-contract processing	609,128	1,001,605
	$14,679,052	$14,252,856

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving the continued growth and expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 94.2%, 3.1% and 2.7% of our sales, respectively.  Through our network of over 1,200 salespeople, our products are distributed throughout 20 provinces in the People’s Republic of China (“PRC”), and sold in over 6,500 retail outlets.

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

Only holders of an Infant & Baby Formula Milk Powder Production Permit from the State General Administration of Quality Supervision, Inspection and Quarantine of the PRC (“AQSIQ”) are permitted to produce formula milk powder in the PRC.  We have received Infant & Baby Formula Milk Powder Production Permits for both of our production facilities.

Because of our close proximity to our sources of fresh milk, we are able to complete the production process in approximately 30-35 hours, which is faster than competitors of ours that are not similarly situated.  In 2009 and 2010, while our new production facility was being constructed and equipped, our annual production capacity at our existing production facility, located in Beian City, Heilongjiang Province, PRC, remained at approximately 9,000 tons.  In November 2010, we completed construction and equipping of the first production line at our new production facility, located in Hailun City, Heilongjiang Province, PRC.  In March 2011, we received authorization from the PRC government to commence production at our new facility in Hailun City.  This new facility currently has one production line, which we believe has the capacity to produce over 9,000 tons of milk powder annually, giving us a total annual production capacity of over 18,000 tons.

All of our business is conducted through our wholly-owned Chinese subsidiaries:

•	Heilongjiang Xing An Ling Dairy, Co., a PRC company (“XAL”), which handles our promotion, sales and administrative functions;

•	Heilongjiang Beian Nongken Changxing Lvbao Dairy Limited Liability Company, a PRC company (“Lvbao”), which handles production of our products at our production facility in Beian City; and

•	Hailun Xinganling Dairy Co., Ltd., a PRC company (“HXD”), which handles production of our products at our new production facility in Hailun City.

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

Commencement of Production at Hailun City Production Facility

In November 2010, we completed construction and equipping of the first production line at our new production facility in Hailun City.  Currently, this new facility has one production line, which we believe has the capacity to produce over 9,000 tons of milk powder annually.  This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs.  A second production line can be added at this new facility, which we believe would enable us to produce in excess of an additional 9,000 tons of milk powder per year.  Although there can be no assurance that we will add a second production line to our new facility, we currently intend to do so.  If we were to add a second production line at this new facility, we believe it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of over 27,000 tons of milk powder.  We expect the cost to add a second production line at our Hailun City production facility to be approximately $15.0 million.  We plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions.  There can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in the PRC outstrips supply by at least 2-to-1.  In recent years, our production capabilities have not been able to keep up with demand for our products.  In March 2011, we received authorization from the PRC government to begin production at our new facility in Hailun City, which we believe will enable us to increase our annual production capacity of milk powder by over 9,000 tons.  We expect that this increase in production capacity of approximately 100% will result in the doubling of our sales revenues, with a corresponding increase in cost of goods sold and sales and administrative expenses.

Product Pricing and Raw Material Supply

Historically we have been able to obtain sufficient raw milk and other raw materials to meet our production needs.  The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets.  We expect that the raw materials we require to produce our products will continue to be readily available to us for the foreseeable future.  In addition, we believe the prices of the raw materials we use will stay relatively stable for the foreseeable future.

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

Organic Label Milk Products

In February 2008, we obtained organic label certification from Guangdong Zhongjiang Certification Co., Ltd.  In June 2009, we started to develop an organic baby formula line for the high-end market.  To meet the standards for an organic product, we were required to maintain a herd of 527 organic-fed cows that were closely monitored by certification authorities to ensure they met the rigid organic farming standards.  After 16 months of monitoring and subsequent product testing, our organic farming operation and production line were approved by China's Guangdong Zhongjiang Certification Co.  In January 2011, we entered into a supplier agreement with a Guangdong-based pharmacy chain, Si Ming Yao Ye, for our recently-launched Xing An Ling "Organic" infant formula.  Initial stocking orders of Xing An Ling "Organic" shipped from our Guangdong distributors to 230 stores of the approximate 2,000 store pharmacy chain based in the province.  We use the “China Organic Product” seal on our organic formula packaging and in associated marketing materials.  We believe that, similar to the growth of the organic milk market in the U.S., organic milk products will be popular in the PRC.  Over time, we believe our proposed organic product line will help increase our revenues.

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

Historically, we have not been able to repay certain of our loans as they have come due.  In fact, outstanding promissory notes in the aggregate principal amount of $3,466,411 are currently past due.  We are currently negotiating with the lenders for extensions of the maturity dates of the applicable promissory notes.   However, there can be no assurance that we will be able to extend the maturity dates of these notes on terms acceptable to us, if at all.  In May 2011, we received demands for payment from the holders of certain of these promissory notes, in the aggregate principal amount of $1,750,000.

Results of Operations

Three-Month Period Ended March 31, 2011 Compared to Three-Month Period Ended March 31, 2010

The following summarizes changes in our operations for the three months ended March 31, 2011 and 2010.  Net income increased by $4,274,721, from a loss of $2,296,644 in the three months ended March 31, 2010, to income of $1,978,077 for the three months ended March 31, 2011.  The increase in net income during the three months ended March 31, 2011, as compared to the same time period in the prior year, was primarily due to our non-cash charge for liquidated damages in the amount of approximately $5,022,000 in the three months ended March 31, 2010, which we did not incur in the first quarter of the current year.

Sales and Cost of Goods Sold

	For the Three Months Ended March 31,
	2011	2010
Sales	$14,679,052	$14,252,856
Cost of Goods Sold	7,489,607	7,153,772
Gross Profit	$7,189,445	$7,099,084

Sales. Sales volume decreased by 128 metric tons, or 4.9%, to 2,471 metric tons for the three months ended March 31, 2011, from 2,599 metric tons for the three months ended March 31, 2010.  Sales revenues increased by $426,196, or 3.0%, from $14,252,856 in the three months ended March 31, 2010, to $14,679,052 for the three months ended March 31, 2011.  The increase in sales revenue was due to an increase in the average selling price for our products, by $457 per metric ton, as compared to the three months ended March 31, 2010, resulting from our increased production of our high end product line in the first quarter of 2011.

Sales by product line.  A break-down of our sales by product line for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011			2010			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance
Milk powder	2,001	13,216,590	90.0	1,958	12,424,193	87.2	43
Rice powder	77	455,847	3.1	78	444,587	3.1	(1)
Soybean powder	234	397,487	2.7	233	382,471	2.7	1
Subcontracting	159	609,128	4.2	330	1,001,605	7.0	(171)
Total	2,471	14,679,052	100.0	2,599	14,252,856	100.0	(128)

There were various changes to the break-down of sales among our product lines over the three months ended March 31, 2011, as we slightly increased milk powder production, but attempted to adjust our sales mix to higher margin products.  Milk powder accounted for 90.0% of first quarter 2011 sales mix, at an average selling price of $6,605 per metric ton, as compared to 87.2% of first quarter 2010, at an average selling price of $6,345 per metric ton.  The increase in sales price per metric ton for milk powder resulted from our continued shift to increase production of our high end product line in the first quarter of 2011.  Rice powder accounted for 3.1% of our sales mix for the three months ended March 31, 2011, at an average selling price of $5,920 per metric ton, as compared to 3.1% of our sales mix in the three months ended March 31, 2010, at an average selling price of $5,700 per metric ton.  Soybean powder remained at 2.7% of our sales mix for the three months ended March 31, 2011, at an average selling price of $1,699 per metric ton, as compared an average selling price of $1,642 per metric ton in 2010.  We decreased our subcontract production during the three months ended March 31, 2011 to 4.2% of the sales mix, at an average selling price of $3,831 per metric ton, as compared to 7.0% of the sales mix in the three months ended March 31, 2010, at an average sales price of $3,035 per metric ton.  In the short-term, we expect subcontracting to increase as a percentage of our total sales, as we increase subcontracting activities to help absorb excess production capacity at our new production facility in Hailun City.

A breakdown of our average selling price by product line for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
Average selling prices	2011	2010	Variance
	$	$	$	%
Milk powder	6,605	6,345	260	4.1
Rice powder	5,920	5,700	220	3.9
Soybean powder	1,699	1,642	57	3.5
Subcontracting	3,831	3,035	796	26.2
Total – all products	5,941	5,484	457	8.3

Cost of Goods Sold.  Cost of goods sold increased by $335,835, or 4.7%, from $7,153,772 in the three months ended March 31, 2010, to $7,489,607 for the three months ended March 31, 2011.  This increase was directly related to our increased production and increased cost of raw materials during the three months ended March 31, 2011.  Overall our cost per metric ton increased by $278, or 10.1%, to $3,031 per metric ton in the three months ended March 31, 2011, as compared to $2,753 per metric ton in three months ended March 31, 2010, due to decreases in the price of raw materials we use to produce our products.  We believe the prices of the raw materials we use will stay relatively stable for the foreseeable future.

A breakdown of cost of sales by product line for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010	Variance
	$	$	$	%
Cost of sales
Milk powder	6,556,012	5,821,847	734,165	12.6
Rice powder	178,761	174,348	4,413	2.5
Soybean powder	276,029	265,605	10,424	3.9
Subcontracting	478,805	891,972	(413,167)	(46.3)
Total	7,489,607	7,153,772	335,835	4.7

Cost per units sold(per ton)
Milk powder	3,276	2,973	303	10.2
Rice powder	2,322	2,235	87	3.9
Soybean powder	1,180	1,140	40	3.5
Subcontracting	3,011	2,703	308	11.4
Average cost per unit sold	3,031	2,753	278	10.1

Gross Profit. Gross profit was $7,189,445, or 49.0% of our sales for the three months ended March 31, 2011, as compared to gross profit of $7,099,084, or 49.8%, for the three months ended March 31, 2010.  During the three months ended March 31, 2011, our gross margin on milk powder decreased to 50.4%, from 53.1% in the same period of the prior year, due to an increase in the average sales price of our products of 4.1%, while there was a 10.2% increase in the cost per metric ton from the three months ended March 31, 2010.  The gross margin for subcontracting increased 10.5% to 21.4% in the three months ended March 31, 2011, as compared to 10.9% in the three months ended March 31, 2010, due to an increase in the average sales price of 26.2% in the three months ended March 31, 2011, as compared to the same period in 2010, offset by an increase in the cost per ton of 11.4% in the three months ended March 31, 2011.

A breakdown of gross margin by product line for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011		2010		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance
Milk powder	6,660,578	50.4	6,602,346	53.1	(2.7)
Rice powder	277,086	60.8	270,239	60.8	-
Soybean powder	121,458	30.6	116,866	30.6	-
Subcontracting	130,323	21.4	109,633	10.9	10.5
Total	7,189,445	49.0	7,099,084	49.8	0.8

Operating Expenses

	For the Three Months Ended March 31,
	2011	2010
Operating Expenses
Selling and administrative expenses	$3,825,619	$3,902,390
Liquidated damages	-	5,021,669
Depreciation and amortization	244,537	51,228
Total operating expenses	$4,070,156	$8,975,287

Selling Expenses. Selling expenses decreased overall by $55,925, or 1.8%, from $3,146,037 in the three months ended March 31, 2010, to $3,090,112 for the three months ended March 31, 2011.  The major factor in the decrease in selling expenses was that advertising expenses decreased by $263,577, or 74.3%, to $91,165 in 2011, from $354,742 in 2010, due to a change in our marketing campaign in 2011.

This decrease was partially offset by the following factors:

•	Promotion expenses increased by $98,033, or 14.4%, to $777,303 in 2011, from $679,270 in 2010, as we increased the promotion portion of our marketing campaign as compared to 2010.

•	Selling salary expenses increased by $44,268, or 6.7%, to $706,766 in 2011, from $662,498 in 2010, as a result of our increased marketing campaign in 2011.

•	Travel expense increased by $19,740, or 6.4%, to $325,938 in 2011, from $306,198 in 2010, as a result of our increased sales activity.

Rather than using a wholesaler, our sales people deal directly with the retail outlets. This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $20,846, or 2.8%, from $756,353 in three months ended March 31, 2010, to $735,507 for the three months ended March 31, 2011.  The major factors in the decrease in administrative expenses were as follows:

•
Salary and stock option expenses decreased by $147,734, or 39.7%, to $224,145 in 2011, from $371,879 in 2010, because of higher compensation expense recognized in 2010 as a result of stock options granted in 2009.

•	Travel expenses decreased by $25,132, or 41.8%, to $34,986 in 2011, from $60,118 in 2010, as a result of decrease in the amount of travel during 2011.

These decreases were partially offset by an increase of $162,346 in consulting expense as compared with 2010 and an increase in legal and accounting expenses of $5,170 as compared with 2010. The increase in consulting expense resulted from our use of a new consultant for investor relations and other services in 2011.

Liquidated Damages. The company recorded $5,021,669 in liquidated damages during the three months ended March 31, 2010 due to our extension of the expiration dates of warrants we previously issued to satisfy certain registration rights provisions.  There was no similar expense in the first fiscal quarter of 2011.

Provision for Income Taxes

	For the Three Months Ended March 31,
	2011	2010
Provision for Income Taxes
Current	$958,036	$421,499
Deferred	-	-
	$958,036	$421,499

Provision for Income Taxes. Income taxes increased by $536,537, or 127.3%, from $421,499 for the three months ended March 31, 2010, to $958,036 for the three months ended March 31, 2011.  This increase was due to the increase in our taxable income in our operating subsidiaries and the expiration of the fifty percent reduction in the tax rate of XAL as of the first quarter of 2011.

Liquidity and Capital Resources

Uses of Capital

	For the Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(275,429)	$2,560,421
Net cash (used in) investing activities	(427,183)	(9,569,697)
Net cash provided by (used in) financing activities	$(236,354)	$-

Net Cash Provided By (Used In) Operating Activities.  For the three months ended March 31, 2011, $275,429 was used in operating activities, compared with $2,560,421 provided by operating activities for the three months ended March 31, 2010.  Our net cash flows provided from operating activities during 2010 increased due to the following factors:

•	Operations provided $1,978,077 of net cash during the three months ended March 31, 2010.

•	Trade accounts receivable increased by $238,317, due to the increased sales during the period.

•	Inventory increased by $193,748, due to adjustments from increased sales of our products during the current period.

•	Other current assets increased by $742,214, due the increase in our level of production during 2010.

•	Accounts payable and accrued expenses decreased by $1,389,765 at March 31, 2011 due to payments to vendors.

Net Cash Used In Investing Activities.  For the three months ended March 31, 2011, we used $427,183 in investing activities, compared with $9,569,697 used in investing activities for the three months ended March 31, 2010.  The $427,183 was primarily for the construction and equipping of our new production facility.

Net Cash Provided By Financing Activities.  For the three months ended March 31, 2011, $236,354 was used in financing activities compared with no cash used in financing activities for the three months ended March 31, 2010.  We made payments on the sale-leaseback during the three months ended March 31, 2011.

General

Cash and cash equivalents at March 31, 2011 decreased by approximately 4.7% to $16,327,220, from $17,131,274 at December 31, 2010.  Working capital increased from approximately $24.4 million at December 31, 2010, to approximately $26.5 million at March 31, 2011, including cash generated from operations.  Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

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

In March 2011, we received authorization from the PRC government to commence production at our new production facility in Hailun City.  The new facility currently has one production line, which we believe has the capacity to produce over 9,000 tons of milk powder annually.  This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs.

The new facility has the capacity to handle a second production line.  Although there can be no assurance we will add a second production line to our new facility, we currently intend to do so.  If we were to add a second production line at this new facility, we believe it would enable us to produce over 9,000 additional tons of milk powder per year, giving us a total annual production capacity of over 27,000 tons of milk powder.  We believe the cost to add a second production line would be an additional $15.0 million.  Although there can be no assurance will add a second production line to our new facility, we plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions.  We currently have no sources for the additional financing we would need to add a second production line at our new processing facility.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

We applied these proceeds to completing the first production line of our new production facility and to general working capital purposes.

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts throughout the year.  We spent approximately $6.1 million on advertising and promotion in fiscal 2010.  We currently expect to spend an aggregate of approximately $6.0 million on advertising and promotion in fiscal 2011, of which we have already spent approximately $1.3 million during the three months ended March 31, 2011.

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

Changes in foreign exchange regulations in the PRC and ability to pay dividends in foreign currency or conduct other foreign exchange business

The Renminbi is currently not a freely convertible currency, and the restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC, or to make dividends or other payments in United States dollars.  The PRC government strictly regulates conversion of RMB into foreign currencies.  Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, SAFE, regulates the conversion of the RMB into foreign currencies.  Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.   See the discussion in Risk Factors commencing on page 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) for more information.

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

The December 2009 Notes

The promissory notes we originally issued in connection with the private placement we consummated in December 2009 (the “December 2009 Notes”), as amended on December 24, 2010, which matured on February 22, 2011, have an aggregate principal balance of $1,750,000.  The December 2009 Notes had an interest rate of 10% through February 22, 2011 (which interest we have paid in full), and currently bear interest at a rate of 15% per annum.  So long as we have any obligations under the December 2009 Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of our assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity.  Our repayment of amounts due under the December 2009 Notes is secured by a pledge of an aggregate of 5,883,329 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.  We are currently negotiating extensions of the maturity dates of the December 2009 Notes, although there can be no assurance that the noteholders will agree to extend the maturity dates of the December 2009 Notes on terms acceptable to us, if at all.  In May 2011, we received demand for payment from the holders of the December 2009 Notes.

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

The Amended June 2008 Note

A promissory note we originally issued in connection with the private placement we consummated in June 2008, as amended on December 31, 2008 and December 31, 2009 (the “Amended June 2008 Note”), which matured on December 31, 2010, has a principal balance of $1,716,411 (which amount includes interest accrued through December 31, 2009).  The Amended June 2008 Note had an interest rate of 8% through December 31, 2008, 10% through December 31, 2011, and currently bears interest at a rate of 15% per annum.  So long as we have any obligation under the Amended June 2008 Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity.  Our repayment of amounts due under the Amended June 2008 Note is secured by a pledge of an aggregate of 2,104,950 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.  We are currently negotiating an extension of the maturity date of the Amended June 2008 Note, although there can be no assurance that the noteholder will agree to extend the maturity date of the Amended June 2008 Note on terms acceptable to us, if at all.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of March 31, 2011, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Construction contract	$490,181	$490,181	-	-	-
Debt obligations	6,956,406	6,956,406	-	-	-
Capital leases	4,588,882	1,529,628	$3,059,254	-	-
Operating leases	121,323	121,323	-	-	-
Total:	$12,156,792	$9,097,538	$3,059,254	-	-

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

During the first three months of fiscal 2011, there were no significant changes in our critical accounting policies and estimates.  You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2010 (“Form 10-K”) for a more complete discussion of our critical accounting policies and estimates.

Recently Enacted Accounting Standards

Refer to Note 3 to the Financial Statements included in Part I, Item 1 of this Form 10-Q, which discusses new accounting pronouncements we recently adopted, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of March 31, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” contained in our Form 10-K.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

In March 2011, our executive officers and directors certified receipt of our Code of Business Conduct and Ethics by signature.  There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the interim period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Outstanding promissory notes in the aggregate principal amount of $3,466,411 are currently past due.  We are currently negotiating with the lenders for extensions of the maturity dates of these promissory notes.   However, there can be no assurance that we will be able to extend the maturity dates of these notes on terms acceptable to us, if at all.  In May 2011, we received demands for payment from the holders of certain of these promissory notes, in the aggregate principal amount of $1,750,000, which matured in February 2011.

For more information, see Note 14 to the Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Reference is made to the disclosure set forth under Part II, Item 3 above, which disclosure is incorporated herein by reference.

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

EMERALD DAIRY INC.

Dated: May 23, 2011	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President

Dated: May 23, 2011	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer and Secretary