Form 10-Q
period 2011-06-30
EMERALD DAIRY INC
filed 2011-10-26
CIK 815353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _______________________________

Commission File Number:	000-52174

EMERALD DAIRY INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0137632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11990 Market Street, Suite 205 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

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
☐ Yes    ☒ No

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
 ☐ Yes    ☒ No

The registrant had 34,207,379 shares of common stock issued and outstanding as of October 11, 2011 (not including an additional 68,000 shares the registrant is obligated to issue in connection with a private offering it is conducting and 1,944,444 shares of common stock of the registrant currently being held in treasury).

QUARTERLY REPORT ON FORM 10-Q
OF EMERALD DAIRY INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Unaudited)

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$21,396,775	$17,131,274
Trade accounts receivable,net	6,755,966	8,220,622
Inventory, net	1,097,442	1,052,594
Advances to equipment supplier	0	10,154,264
Other current assets	3,748,903	2,697,946
Total current assets	32,999,086	39,256,700

Property, plant and equipment
Property, plant and equipment, net	33,902,349	23,039,183
Contruction in progress	919,841	875,934
	34,822,190	23,915,117

Intangible assets, net	1,357,199	1,348,161

	$69,178,475	$64,519,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,050,565	$6,596,367
Notes payable, net of debt discount of $0 and $38,116 at
June 30, 2011 and December 31, 2010, respectively	6,396,411	6,358,295
Other current liabilities	758,768	539,332
Current portion of long-term lease	1,369,026	1,171,566
Loan from shareholder	662,647	217,294
Total current liabilities	15,237,417	14,882,854

Long-term lease payable	1,791,567	2,468,984

Commitments and Contingencies (Note 21)

Stockholders' Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 36,151,823 and 35,976,575 issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	36,152	35,977
Treasury Stock (1,944,444 shares at June 30, 2011 and December 31, 2010, respectively)	(1,944)	(1,944)
Additional paid-in capital	26,168,143	26,007,743
Retained earnings (of which $4,603,066 and $3,191,614 are restricted at June 30, 2011 and December 31, 2010, respectively, for common welfare reserves)	21,040,138	17,431,350
Accumulated other comprehensive income	4,907,002	3,695,014
Total stockholders' equity	52,149,491	47,168,140

	$69,178,475	$64,519,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Sales	$14,487,068	$13,309,502	$29,166,120	$27,562,358

Cost of Goods Sold	7,634,895	6,794,707	15,124,502	13,948,479

Gross Profit	6,852,173	6,514,795	14,041,618	13,613,879

Operating Expenses
Selling expenses and administrative expenses	3,810,069	4,004,280	7,635,688	7,906,670
Liquidated damages	-	-	-	5,021,669
Depreciation and amortization	85,271	51,724	329,808	102,952
Total operating expenses	3,895,340	4,056,004	7,965,496	13,031,291

Other Income (Expense)
Interest income	1,275	1,077	2,362	2,135
Interest expense	(393,308)	(784,679)	(577,571)	(784,679)
Total other income (expense)	(392,033)	(783,602)	(575,209)	(782,544)

Net Income (Loss) Before Provision for Income Tax	2,564,800	1,675,189	5,500,913	(199,956)

Provision for Income Taxes
Current	934,089	391,243	1,892,125	812,742
	934,089	391,243	1,892,125	812,742

Net Income (Loss)	$1,630,711	$1,283,946	$3,608,788	$(1,012,698)

Basic Earnings Per Share	$0.05	$0.04	$0.11	$(0.03)

Basic Weighted Average Shares Outstanding	34,207,379	33,941,295	34,133,794	33,446,310

Diluted Earnings Per Share	$0.05	$0.04	$0.11	$(0.03)

Diluted Weighted Average Shares Outstanding	34,393,323	34,660,893	34,347,184	33,446,310

The Components of Other Comprehensive Income (Loss)
Net Income (Loss)	$1,630,711	$1,283,946	$3,608,788	$(1,012,698)
Foreign currency translation adjustment	1,138,512	444,016	1,836,345	454,311
Income tax related to other comprehensive income	(387,094)	(150,966)	(624,357)	(154,466)

Comprehensive Income (Loss)	$2,382,129	$1,576,996	$4,820,776	$(712,853)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities
Net Income (Loss)	$3,608,788	$(1,012,698)
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	1,073,805	283,526
Amortization of loan discount	38,116	372,050
Capitalized interest	(243,669)	(458,872)
Stock issued for services	27,245	34,657
Warrants modified for liquidated damages	-	5,021,669
Warrants issued for services		90,137
Warrants issued for loan costs		79,991
Incentive stock options	133,330	385,891
Net change in assets and liabilities
Trade accounts receivable	1,637,602	(188,123)
Inventory	(22,703)	(260,477)
Other current assets	(994,197)	(877,809)
Accounts payable and accrued expenses	(684,577)	576,581
Other current liabilities	208,089	(248,574)

Net cash provided by operating activities	4,781,829	3,797,949

Cash flows from investing activities
Deposit on equipment and construction	-	(11,543,962)
Construction in progress	-	(119,489)
Purchases of fixed assets and intangibles	(846,486)	(45,995)

Net cash used in investing activities	(846,486)	(11,709,446)

Cash flows from financing activities
Advances on notes payable	-	800,000
Advances from related parties	440,782	-
Repayments of notes payable	-	(477,464)
Exercise of warrants	-	296,408
Advances on sale-leaseback	-	5,006,340
Repayments of sale-leaseback	(479,957)	-

Net cash (used in)provided by financing activities	(39,175)	5,625,284

Effect of exchange rate	369,333	128,735

Net increase(decrease) in cash and cash equivalents	4,265,501	(2,157,478)

Cash and cash equivalents at beginning of period	17,131,274	13,486,429

Cash and cash equivalents at end of period	$21,396,775	$11,328,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Dairy Inc. and Subsidiaries
Footnotes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2010 which are included in the Company’s Form 10-K/A for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Emerald Dairy Inc. and subsidiaries as of June 30, 2011, and the results of their operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph entitled “Foreign Currency” in Note 3).

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

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance, or any other similar insurance. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of June 30, 2011, no U.S. balances are in excess of insured amounts. Given the current economic environment and risks in the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance.

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

Trade Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and PRC economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2011 and December 31, 2010 there was no allowance for doubtful accounts based on the review of the above factors. There were no write-off’s for the three and six months ended June 30, 2011 and 2010, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of June 30, 2011, the Company has construction costs and capitalized interest of $919,841 which have not yet been transferred to fixed assets. The estimated cost to be incurred in 2011 to complete the project is approximately $497,000.

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the condensed consolidated statements of income for the three and  six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost capitalized	$20,908	$(172,046)	$264,577	$458,872
Interest cost charged to income	393,308	784,679	577,571	784,679
	$414,216	$612,633	$842,148	$1,243,551

Foreign Currency - The Company’s principal country of operations is China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into US Dollars are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $751,418 and $293,050, for the three months ended June 30, 2011 and 2010, respectively and $1,211,988 and $299,845, for the six months ended June 30, 2011 and 2010, respectively

As of June 30, 2011 and 2010, the exchange rate was 6.4634 Yuan and 6.7814 Yuan per US Dollar, respectively.

Revenue Recognition - Revenue is recognized in the period when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

As of June 30, 2011, the Company had no sales or contracts that included multiple deliverables that would fall under accounting guidance.

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

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes” , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Freestanding Financial Instruments with Characteristics of Both Liabilities and Equity - In accordance with accounting guidance FASB Topic ASC 825, the Company accounts for financial instruments as a liability if it embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets. Freestanding financial instruments are financial instruments that are entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable. As of June 30, 2011 and 2010, there were no financial instruments recorded as liability.

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

There was share-based compensation of $51,784 and $172,530 in the three months ended June 30, 2011 and 2010, respectively and $133,330 and $385,891 in the six months ended June 30, 2011 and 2010, respectively

Fair Value of Financial Instruments - The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2011 and December 31, 2010 the fair value of cash, trade accounts receivable, other receivables, accounts payable, notes payables, and other payable approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Fair Value Measurements - The FASB ASC Topic 820, “ Fair Value Measurements and Disclosures, ” clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at June 30, 2011.

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

Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “ Improving Disclosures about Fair Value Measurements ”. ASU 2010-06 amends ASC Topic 820, “ Fair Value Measurement and Disclosure ” (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities.

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

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards ("IFRS"). The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued amendments on the presentation of other comprehensive income that (1) eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) require presentation of net income and other comprehensive income either in a continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. The amendments are effective for fiscal years and interim periods within such years beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of June 30, 2011 no U.S. cash balances are in excess of insured amounts.

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

For the three and six months ended June 30, 2011 and 2010, no single customer accounted for 10% or more of sales revenues.

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

5.	Inventory

As of June 30, 2011 and December 31, 2010 inventory consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$739,826	$704,737
Work-in-process	310,127	307,069
Finished goods	39,890	31,553
Repair parts	7,599	9,235
	$1,097,442	$1,052,594

6.	Advances to equipment supplier

As of June 30, 2011 and December 31, 2010 advances to equipment supplier consisted of $0 and $10,154,264, respectively, of advances on a contract to purchase equipment from a supplier for the Company’s second processing facility then under construction.

7.	Other current assets

As of June 30, 2011 and December 31, 2010, advances to suppliers and other receivables consisted of the following:

	June 30, 2011	December 31, 2010
Advances to milk suppliers	$1,839,776	$375,816
Other Receivables	4,642	4,544
Advances to staff	1,417	1,387
Prepaid loan costs	69,947	108,805
Deposit on advertising contract	-	90,877
Deposit on lease	1,083,021	1,060,237
Prepaid expenses	750,100	1,056,280
	$3,748,903	$2,697,946

8.	Property, Plant, and Equipment

As of June 30, 2011 and December 31, 2010, property, plant, and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Building	$19,069,821	$17,378,577
Plant and Machinery	17,330,401	7,329,651
Motor vehicles	599,348	586,739
Dairy cows	272,913	266,695
Office equipment	97,365	82,686
	37,369,848	25,644,348
Less: Accumulated depreciation	(3,467,499)	(2,605,165)
	$33,902,349	$23,039,183

Depreciation expenses totaled $743,062 and $1,054,102 for the three and six months ended June 30, 2011, respectively, and $132,831 and $264,650 for the three and six months ended June 30, 2010, respectively. $667,706 and $743,997 were included as a component of cost of goods sold for the three and six months ended June 30, 2011, respectively, and $90,548 and $180,575 for the three and six months ended June 30, 2010, respectively.

9.	Construction in progress

	June 30, 2011	December 31, 2010
Construction in progress	$919,841	$875,934

Construction-in-progress represents construction and equipping of the Company’s new production facility in Hailun City.

10.	Intangible Assets

	June 30, 2011	December 31, 2010
Land use rights	$1,431,848	$1,401,724
Patents	56,162	54,981
	1,488,010	1,456,705
Less: Accumulated amortization	(130,811)	(108,544)
	$1,357,199	$1,348,161

Amortization expenses totaled $9,914 and $19,703 for the three and six months ended June 30, 2011, respectively, and $9,440 and $18,876 for the three and six months ended June 30, 2010, respectively.  Amortization expense is estimated to be $39,656 for each of the next five years.

11.	Income Taxes

On May 30, 2005, AIDH executed a Share Transfer Agreement with XAL, a corporation organized and existing under the laws of the PRC. XAL applied to be a foreign invested company right after the share transfer, the business license was approved as a foreign invested company on January 10, 2006. According to Chinese tax policy, there is a total income tax exemption for 2 years followed by a 50% reduction for 3 years applicable to foreign invested companies, Advanced Technology Companies or Software Development Companies. XAL is considered an Advanced Technology Company. Therefore the Company receives this income tax exemption policy from January 10, 2006, the date approval as a foreign invested company. The Company received a 100% tax holiday as of January 10, 2006. On January 10, 2008 the Company’s tax exemption was reduced to 50% of the prevailing tax rate and expired as of December 31, 2010.

LvBao is currently subject to the Enterprise income tax of 33%.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

The components of net income (loss) before provision for income tax consist of following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
U.S. Operations	$(868,100)	$(1,482,000)	$(1,562,000)	$(7,065,000)
Chinese Operations	3,432,900	3,157,000	7,063,000	6,865,000
	$2,564,800	$1,675,000	$5,501,000	$200,000

The components of the provision for income taxes are approximately as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Federal, State and Local	$-	$-	$-	$-
Peoples Republic of China -Federal and Local	934,100	391,200	1,892,000	812,700
	$934,100	$391,200	$1,892,000	$812,700
The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax provision at Federal statutory rate	$871,000	$569,600	$1,870,000	$(68,000)
State income taxes, net of Federal benefit	-0-	-0-	-0-	-0-
U.S. tax rate in excess of foreign tax rate	(344,000)	(284,100)	(704,000)	(617,800)
Abatement of foreign income taxes	113,100	(398,000)	195,000	(903,500)
Increase in valuation allowance	294,000	503,700	531,000	2,402,000
Tax provision	$934,100	$391,200	$1,892,000	$812,700

The Company had a U.S. net operating loss carryforward of approximately $16,414,000 as of June 30, 2011 which expires in 2030.

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforward	$5,580,680	$5,049,680
Valuation allowance	(5,580,680)	(5,049,680)
Net deferred tax asset	$-	$-

The change in the valuation allowance as of June 30, 2011 and 2010 was $531,000 and $2,402,000, respectively.

The effects of the tax exemption per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2011
Tax Saving	$(113,100)	$398,000	$(195,000)	$903,500
Benefit per share:
Basic	$(0.01)	$0.01	$(0.01)	$0.03
Diluted	$(0.01)	$0.01	$(0.01)	$0.03

Had the tax exemption not been in place for the three and six months ended June 30, 2011 and 2010, the Company estimates the following proforma financial statement impact:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) before tax provision, as reported	$2,564,800	$1,676,000	$5,501,000	$(200,000)
Less Tax provision not exempted	934,100	391,000	1,892,000	812,700
Less Tax provision exempted	(113,100)	398,000	(195,000)	903,500
	$1,743,800	$887,000	$3,804,000	$(1,916,200)

12.	Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees), and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and six months ended June 30, 2011, respectively, the Company contributed $18,012 and $42,538 in pension contributions. During the three and six months ended June 30, 2010, respectively, the Company contributed $27,353 and $60,021 in pension contributions.

13.	Accounts Payable and Accrued Expenses

At June 30, 2011 and December 31, 2010 accrued expenses consisted of:

	June 30, 2011	December 31, 2010
Accounts payable	$4,208,885	$5,523,712
Payable to equipment supplier	541,511	-
Accrued payroll	77,200	72,567
Accrued interest	694,572	400,515
Accrued education funds	220,393	191,327
Accrued welfare	21,459	-
Economic development advance	63,401	45,439
Other payables	3,786	15,667
Accrued insurance	219,358	347,140
	$6,050,565	$6,596,367

14.	Notes Payable

At June 30, 2011 and December 31, 2010 notes payable consisted of the following:

	June 30, 2011	December 31, 2010
Notes dated June 2008, due December 31, 2010 with a interest rate of 10%	$1,716,411	$1,716,411
Note dated November 30, 2010 due November 30, 2011 with a interest rate of 10%	1,750,000	1,750,000
Notes dated December 24, 2009 due February 22, 2010 with a interest rate of 10%, net of debt discount of $38,116 at December 31, 2010	1,750,000	1,711,884
Note dated June 24, 2010 due June 24, 2011 with a interest rate of 10%	800,000	800,000
Note dated December 1, 2010 due December 1, 2011 with a interest rate of 10%	380,000	380,000
	$6,396,411	$6,358,295

In August 2011 the Company completed extension of all of the notes that were past due as of June 30, 2011 (See Note 24).

15.	Loan from Shareholder

At June 30, 2011 and December 31, 2010 the balance of the loan from shareholder was $662,647 and $217,294, respectively.  During the six months ended June 30, 2011 a shareholder advanced $440,782 in loans to be used for the payment of accounts payable and accrued interest on notes payable for the extension of the notes.

16.	Lease payable

On June 23, 2010, HXD entered into a sale and leaseback agreement pursuant to which the lessor purchased certain equipment from HXD located in HXD’s new milk powder production facility.

HXD retained the benefits and risks incident to the ownership of the equipment, and title to the equipment will transfer back to HXD at the completion of the lease. Therefore the lease was treated as a financing with no recognition of gain or loss on the sale.  Per accounting guidance, the lease was recorded as a capital lease at the present value of the minimum lease payments, including the commission fee and the fair value of the warrants issued.

The balances on the lease are as follows:

	June 30, 2011	December 31, 2010
Remaining lease payments	$4,132,776	$5,057,288
Imputed interest	(972,183)	(1,416,738)
Lease balance	3,160,593	3,640,550
Less current portion	(1,369,026)	(1,171,566)
Long-term lease payable	$1,791,567	$2,468,984

Future principal payments on the lease over the next three years are as follows:

2011	$638,550
2012	1,566,110
2013	955,933

17.	Equity

Warrants

Information with respect to stock warrants outstanding as of June 30, 2011 is as follows:

Exercisable:

Exercise Price		Outstanding June 30, 2011	Granted Modified	Modified, Expired or Exercised	Outstanding December 31, 2010	Expiration Date
$1.50	*	833,811	-0-	-0-	833,811	8/02/2011
$2.04	*	578,884	-0-	-0-	578,884	8/01/2012
$2.04	*	296,631	-0-	-0-	296,631	8/11/2012
$1.63	*	235,583	-0-	-0-	235,583	8/11/2012
$1.63	*	195,000	-0-	-0-	195,000	6/12/2013
$1.63	*	75,000	-0-	-0-	75,000	6/20/2013
$1.63		97,500	-0-	-0-	97,500	12/31/2011
$1.63		100,000	-0-	-0-	100,000	11/10/2012
$1.63		120,000	-0-	-0-	120,000	11/30/2012
$1.63		536,809	-0-	-0-	536,809	12/24/2012
$1.63		789,356	-0-	-0-	789,356	12/31/2012
$1.63		44,643	-0-	-0-	44,643	9/2/2014
$1.63		40,000	-0-	-0-	40,000	6/25/2013
$1.65		623,000	-0-	-0-	623,000	7/22/2013
$1.65		120,000	-0-	-0-	120,000	3/31/2014
$1.65		934,600	-0-	-0-	934,600	6/24/2013
$3.26	*	981,747	-0-	-0-	981,747	8/02/2011
$3.26	*	1,391,087	-0-	-0-	1,391,087	8/11/2011
$2.61		75,000	-0-	-0-	75,000	11/10/2011

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

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to the general reserve. The Company voluntarily contributed an additional 5% in the years ended December 31, 2010 and 2009. The balance of these reserves at June 30, 2011 and December 31, 2010, was $4,603,066 and $3,191,614, respectively. These amounts are restricted and are included in retained earnings.

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

The following reconciles the components of the EPS computation:

For the three months ended June 30, 2011, dilutive shares include 388,000 stock options. 760,000 stock options and warrants to purchase 8,068,651 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the three months ended June 30, 2010 dilutive shares include 703,200 of stock options and outstanding warrants to purchase 833,811 shares of common stock at an exercise price of $1.50. 760,000 of stock options and warrants to purchase 6,564,125 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the six months ended June 30, 2011, dilutive shares include 388,000 stock options. 760,000 stock options and warrants to purchase 8,068,651 share of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

For the six months ended June 30, 2010, 1,463,200 of stock options and outstanding warrants to purchase 7,397,936 shares of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2011:
Net income	$1,630,711
Basic EPS income available to common shareholders	$1,630,711	34,207,379	$0.05
Effect of dilutive securities:

Warrants	—	-
Stock options	—	185,944
Diluted EPS income available to common shareholders	$1,630,711	34,393,323	$0.05

For the three months ended June 30, 2010:
Net income	$1,283,946
Basic EPS income available to common shareholders	$1,283,946	33,941,295	$0.04
Effect of dilutive securities:
Warrants	—	240,036
Stock options	—	479,562
Diluted EPS income available to common shareholders	$1,283,946	34,660,893	$0.04

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2011:
Net income	$3,608,788
Basic EPS income available to common shareholders	$3,608,788	34,133,794	$0.11
Effect of dilutive securities:

Warrants	—	-
Stock options	—	213,390
Diluted EPS income available to common shareholders	$3,608,788	34,347,184	$0.11

For the six months ended June 30, 2010:
Net loss	$(1,012,698)
Basic EPS income available to common shareholders	$(1,012,698)	33,446,310	$(0.03)
Effect of dilutive securities:
Warrants	—	—
Stock options	—	—
Diluted EPS income available to common shareholders	$(1,102,698)	33,446,310	$(0.03)

20.	Equity Incentive Plan

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

Total share-based compensation costs included in the Consolidated Statements of Income were $51,784 and $133,330 during the three and six months ended June 30, 2011, respectively, and $172,530 and $385,891 during the three and six months ended June 30, 2010, respectively.  All share-based compensation costs are included in general and administrative expenses.

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

No options were granted during the three months ended June 30, 2011.

Share Options

A summary of the Company’s outstanding share option award grants as of June 30, 2011 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2010	1,448,000	$1.14
Granted	-0-	—
Exercised	(300,000)	0.42
Expired	-0-	—
Forfeited	-0-	—

Outstanding at June 30, 2011	1,148,000	$1.33	8.14	$100,880
Vested and expected to vest at June 30, 2011	1,148,000	$1.33	8.14	$100,880
Exercisable at June 30, 2011	958,000	$1.24	8.14	$100,880

As of June 30, 2011, there was $48,609 of total unrecognized compensation costs related to non-vested Company share options granted under Company share option plans. The cost is expected to be recognized over a weighted-average period of 0.36 years.

21.	Commitments and Contingencies

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has advances to milk suppliers of $1,839,776 which will be offset against future milk purchases from those suppliers (see Note 7, Other Current Assets).

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

The Company leases various distribution facilities. All of these leases are on an annual basis and commenced on January 1, of each year. For the three and six months ended June 30, 2011 the Company incurred rental expense of $19,856 and $38,890, respectively. For the three and six months ended June 30, 2010, the Company incurred rental expense of $19,034 and $38,064, respectively. As of June 30, 2011, the Company had outstanding lease commitments totaling $82,009 due in 2011.

23.	Segment Reporting

The Company has key product lines of milk, soybean milk, and rice powder, the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the three and six months ended June 30, 2011 and 2010, the Company’s sales revenue from various products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Milk powder	$12,778,372	$11,517,627	$25,994,962	$23,941,820
Soybean milk powder	295,549	356,712	754,644	739,183
Rice powder	298,797	408,453	693,036	853,040
Sub-contract processing	1,114,350	1,026,710	1,723,478	2,028,315
	$14,487,068	$13,309,502	$29,166,120	$27,562,358

24.	Subsequent Events

Extension of the December 2009 Notes Payable

On August 30, 2011, the Company and the holders of the December 2009 notes payable in principal amount of $1,750,000 entered into a second amendment to the notes payable dated December 24, 2009.

 Pursuant to the second amendment:

 (a) the maturity date of the indebtedness represented by the December 2009 Notes was further extended from February 22, 2011 to December 31, 2011;

 (b) effective as of February 23, 2011, the interest rate on the indebtedness represented by the December 2009 notes payable increased from 10% to 15% per annum;

 (c)  accrued and unpaid interest on the indebtedness represented by the December 2009 notes payable, in the aggregate amount of $225,103, was paid to the December 2009 Investors (representing the full amount of interest payable through December 31, 2011);

 (d) the exercise price of the December 24, 2009 Warrants was reduced from $1.63 per share to $1.00 per share, subject to adjustment under certain circumstances;

(e) a loan extension fee in an aggregate amount of $50,000 is to be paid to the December 2009 Investors on or before December 31, 2011;

In consideration for its services in connection with the consummation of the transactions, the Company entered into an agreement with a consultant, pursuant to which the Company (a) paid the consultant a cash fee in the amount of $105,000; (b) reduced the exercise price of the consultant’s existing warrants to purchase 44,643 shares of the Company’s common stock from $1.63 per share to $1.00 per share; (c) will issue to the consultant additional three-year warrants to purchase 75,000 shares of common stock of the Company, at an exercise price of $1.00 per share; and (d) is to pay the consultant an additional cash fee in the amount of $26,250 on or before December 31, 2011.

 Extension of the June 2010 Notes Payable

 On August 30, 2011, the Company and holders of the June, 2010 notes payable in the principal amount of $800,000 entered into a loan extension agreement.

 Pursuant to the loan extension agreement:

 (a) the maturity date of the June 2010 Note was extended from June 24, 2011 to June 24, 2012; and

Extension of the June 2008 Notes Payable

 On August 31, 2011, the Company and the holders of  the June 2008 notes payable in the principal amount of $1,716,411 an agreement for extension of the notes payable.

 Pursuant to the loan extension agreement:

 (a) the maturity date of the June 2008 notes payable was further extended from December 31, 2010 to December 31, 2012;

 (b) effective as of December 31, 2010, the interest rate on the indebtedness represented by the June 2008 Note increased from 10% to 15% per annum;

 (c) Commencing on September 1, 2011, and continuing until such time as accrued and unpaid interest in the aggregate amount of $343,282, representing the full amount of accrued and unpaid interest payable on the indebtedness represented by the June 2008 Note for the period from January 1, 2010 through August 31, 2011, has been paid by the Company to the June 2008 notes payable holders, the Company shall pay $50,000 (or such lesser amount of accrued interest as is then remaining) to the June 2008 notes payable holders on the first day of each month, subject to a forty-five (45) day cure period;

 (e) the exercise price of 150,000 warrants to purchase shares of common stock of the Company, originally issued by the Company to the June 2008 notes payable holders on June 12, 2008, was reduced from $1.63 per share to $1.00 per share, subject to adjustment under certain circumstances;

 (f) the expiration date of the 150,000 warrants was extended to December 31, 2013;

 (g) the exercise price of 526,506 warrants to purchase shares of common stock of the Company, originally issued by the Company to the June 2008 notes payable holders on December 31, 2009 was reduced from $1.63 per share to $1.00 per share;

 (h) the expiration date of the 526,506 warrants was extended to December 31, 2013;

 (i) a loan extension fee in the amount of $17,164 is to be paid to the June 2008 notes payable holders on or before December 31, 2012;

 (j) the number of shares of common stock of the Company pledged by the Company’s Chairman, Chief Executive Officer and President, to secure the Company’s obligations under the June 2008 notes payable was increased from 2,104,950 shares to 4,000,000 shares.

Private offering

The Company has entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which the Company may offer and sell, in one or more closings to occur on or prior to October 31, 2011, Convertible Promissory Notes in the principal amount of up to an aggregate of $500,000 (the “Offering”).

In connection with the Offering:

·       On September 20, 2011, the Company sold one Investor a Convertible Promissory Note in the amount of $250,000 (the “Initial Note”), with a stated maturity date of September 20, 2012 (the “Initial Placement”); and

·       On September 30, 2011, the Company sold two additional Investors Convertible Promissory Notes in the aggregate principal amount of $90,000 (the “Additional Notes” and, together with the Initial Note, the “September 2011 Notes”), with a stated maturity date of September 30, 2012 (the “Additional Placement” and, together with the Initial Placement, the “September 2011 Private Placements”).

The September 2011 Notes bear interest at a rate of 15% per annum, which is also payable on maturity.  Upon the maturity of the September 2011 Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 17% per annum, until the obligations are paid in full.  The Company may from time-to-time prepay any amount due under the September 2011 Notes, in whole or in part, without penalty.  The principal amount of the September 2011 Notes, and any accrued and unpaid interest thereon, may be converted into such number of shares of common stock of the Company as is determined by dividing the amount to be converted by a price equal to the greater of (i) $1.00, or (ii) 75% of the offering price for the securities offered by the Company in its next offering of equity securities which results in cumulative gross offering proceeds to the Company of at least $2,000,000.  Upon the occurrence of an “Event of Default” under the terms of the September 2011 Notes (as defined therein), the entire unpaid principal balance of the September 2011 Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without presentment, demand, protest or notice of any kind.

 The Company is using the proceeds from the September 2011 Private Placements primarily for repayment of certain existing indebtedness and expenses.  In connection with the September 2011 Private Placements, the Investors shall receive an aggregate of 34,000 shares of the Company’s common stock as a loan origination fee (the “Investor Shares”).  In addition, the Company’s obligations under the September 2011 Notes are secured by a pledge of an aggregate of 340,000 shares of the Company’s common stock made by Yang Yong Shan, the Company’s Chief Executive Officer, pursuant to a Pledge Agreement.

 In consideration for its services in connection with the September 2011 Private Placements, the Company has (a) paid a placement agent (the “Placement Agent”) a commission of 10% of the gross proceeds from the September 2011 Private Placements, and (b) has agreed to issue the Placement Agent 34,000 shares of the Company’s common stock (the “Placement Agent Shares”).

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

Overview

We are a producer of milk powder, rice powder and soybean milk powder, which currently comprise approximately 95.9% (including milk powder products we produce on a contract basis for third parties), 2.1% and 2.0% of our sales, respectively. Through our network of over 1,200 salespeople, our products are distributed throughout 20 provinces in the People’s Republic of China (“PRC”), and sold in over 6,500 retail outlets.

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

We have received the required permits to manufacture our products at our two production facilities. Because of our close proximity to our sources of fresh milk, we are able to complete the production process in approximately 30-35 hours, which is faster than competitors of ours that are not similarly situated.

In 2009 and 2010, while our new production facility was being constructed and equipped, our annual production capacity at our existing production facility, located in Beian City, Heilongjiang Province, PRC, remained at approximately 9,000 tons. In November 2010, we completed construction and equipping of the first production line at our new production facility, located in Hailun City, Heilongjiang Province, PRC. In March 2011, we received authorization from the PRC government to commence production at our new facility in Hailun City. This new facility currently has one production line, which we believe has the capacity to produce approximately 10,000 tons of milk powder annually, giving us a total annual production capacity of approximately 19,000 tons.

In the second quarter of 2011, management implemented its strategy to consolidate production of all of our infant formula products at our new state-of-the-art facility in Hailun City, rather than incurring the costs to upgrade our production facility in Beian City to meet increased government standards. We will continue to manufacture other milk powder, rice powder and soybean powder products at the Beian City production facility.

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

Recent Developments

September 2011 Private Placement

In September 2011, we entered into Securities Purchase Agreements with certain accredited investors (the “September 2011 Investors”), pursuant to which we may offer and sell, in one or more closings to occur on or prior to October 31, 2011, Convertible Promissory Notes in the principal amount of up to an aggregate of $500,000, with an interest rate of 15% per annum (the “2011 Offering”).

In connection with the 2011 Offering:

•
on September 20, 2011, we sold one September 2011 Investor a Convertible Promissory Note in the principal amount of $250,000 (the “Initial Note”), with a stated maturity date of September 20, 2012 (the “Initial Placement”); and

•
on September 30, 2011, we sold two additional September 2011 Investors Convertible Promissory Notes in the aggregate principal amount of $90,000 (the “Additional Notes” and, together with the Initial Note, the “September 2011 Notes”), with a stated maturity date of September 30, 2012 (the “Additional Placement” and, together with the Initial Placement, the “September 2011 Private Placements”).

We used the proceeds from the September 2011 Private Placements primarily for repayment of certain existing indebtedness and expenses.  In connection with the September 2011 Private Placements, the September 2011 Investors shall receive an aggregate of 34,000 shares of our common stock as a loan origination fee (the “Investor Shares”).  In addition, our obligations under the September 2011 Notes are secured by a pledge of an aggregate of 340,000 shares of our common stock made by Yang Yong Shan, our Chief Executive Officer.

In consideration for its services in connection with the September 2011 Private Placements, we (a) paid a placement agent (the “Placement Agent”) a commission of $34,000, and (b) have agreed to issue the Placement Agent 34,000 shares of the Company’s common stock (the “Placement Agent Shares”).

For more information regarding the September 2011 Notes see “—Promissory Notes—The September 2011 Notes”.

Restructuring of Outstanding Loans

Second Amendment to December 24, 2009 Securities Purchase Agreement

On August 30, 2011, we, and the investors (the “December 2009 Investors”) in our December 2009 private placement of promissory notes in the aggregate principal amount of $1,750,000, as previously amended on December 24, 2010 (the “December 2009 Notes”), and three-year warrants to purchase an aggregate of 536,809 shares of our common stock, at an exercise price of $1.63 per share (the “December 24, 2009 Warrants”), entered into a second amendment (the “Second Amendment”) to the purchase agreement, dated December 24, 2009, under which the December 2009 Notes and December 24, 2009 Warrants had been originally issued.

Pursuant to the Second Amendment, among other things:

•	the maturity date of the indebtedness represented by the December 2009 Notes was further extended from February 22, 2011 to December 31, 2011;

•	effective as of February 23, 2011, the interest rate on the indebtedness represented by the December 2009 Notes increased from 10% to 15% per annum;

•
accrued and unpaid interest on the indebtedness represented by the December 2009 Notes, in the aggregate amount of $225,103, was paid to the December 2009 Investors (representing the full amount of interest payable through December 31, 2011);

•	amended and restated promissory notes (the “Amended December 2009 Notes”) were issued to the December 2009 Investors in exchange for the cancellation of the original December 2009 Notes;

•	the exercise price of the December 24, 2009 Warrants was reduced from $1.63 per share to $1.00 per share, subject to adjustment under certain circumstances;

•	amended and restated warrants (the “Amended December 24, 2009 Warrants”) were issued to the December 2009 Investors in exchange for the cancellation of the December 24, 2009 Warrants;

•	a loan extension fee in an aggregate amount of $50,000 is to be paid to the December 2009 Investors on or before December 31, 2011;

•
the December 2009 Investors (i) waived any “Event of Default” resulting from (A) our failure to pay any principal and/or interest when due pursuant the terms of the December 2009 Notes, and/or (B) any cross-default pursuant the terms of the December 2009 Notes, and (ii) rescinded their written notice of default and their written demand for the shares pledged by Yang Yong Shan, our Chairman, Chief Executive Officer and President; and

•
our obligations under the Amended December 2009 Notes continued to be secured by a pledge of 5,883,329 shares of our common stock held by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

In consideration for its services in connection with the consummation of the transactions contemplated by the Second Amendment, we entered into a letter agreement with a consultant (the “Consultant”), pursuant to which we (a) paid the Consultant a cash fee in the amount of $105,000; (b) issued the Consultant amended and restated warrants to purchase 44,643 shares of our common stock at a reduced exercise price of $1.00 per share, subject to adjustment under certain circumstances (the Amended Consultant Warrants”); (c) issued the Consultant additional three-year warrants to purchase 75,000 shares of our common stock, at an exercise price of $1.00 per share, subject to adjustment under certain circumstances (the “Additional Consultant Warrants; and (d) are to pay the consultant an additional cash fee in the amount of $26,250 on or before December 31, 2011.

First Amendment to June 24, 2009 Loan Agreement

On August 30, 2011, we, and a lender (the “June 2010 Lender”), entered into a first amendment (the “First Amendment”) to the loan agreement, dated June 24, 2010, under which a promissory note in the principal amount of $800,000 (the “June 2010 Note”) had been originally issued to the June 2010 Lender.

Pursuant to the First Amendment, among other things:

•	the maturity date of the indebtedness represented by the June 2010 Note was extended from June 24, 2011 to June 24, 2012; and

•	an amended and restated promissory note (the “Amended June 2010 Note”) was issued to the June 2010 Lender in exchange for the cancellation of the original June 2010 Note.

Third Amendment to June 12, 2008 Securities Purchase Agreement

On August 31, 2011, we, and the holder (the “June 2008 Investor”) of a promissory note in the principal amount of $1,716,411, as previously amended on December 31, 2008 and December 31, 2009 (the “June 2008 Note”), entered into a third amendment (the “Third Amendment”) to the purchase agreement under which the June 2008 Note had originally been issued.

Pursuant to the Third Amendment:

•	the maturity date of the indebtedness represented by the June 2008 Note was further extended from December 31, 2010 to December 31, 2012;

•	effective as of December 31, 2010, the interest rate on the indebtedness represented by the June 2008 Note increased from 10% to 15% per annum;

•
commencing on September 1, 2011, and continuing until such time as accrued and unpaid interest in the aggregate amount of $343,282 (the “Accrued Interest”), representing the full amount of accrued and unpaid interest payable on the indebtedness represented by the June 2008 Note for the period from January 1, 2010 through August 31, 2011, has been paid by us to the June 2008 Investor, we shall pay $50,000 (or such lesser amount of Accrued Interest as is then remaining) to the June 2008 Investor on the first day of each month, to be applied against such Accrued Interest, subject to a forty-five (45) day cure period;

•	an amended and restated promissory note (the “Amended June 2008 Note”) was issued to the June 2008 Investor in exchange for the cancellation of the June 2008 Note;

•
the exercise price of 150,000 warrants to purchase shares of our common stock, which we originally issued to the June 2008 Investor on June 12, 2008 (the “June 2008 Warrants”), was reduced from $1.63 per share to $1.00 per share, subject to adjustment under certain circumstances;

•	the expiration date of the June 2008 Warrants was extended to December 31, 2013;

•	amended and restated warrants (the “Amended June 2008 Warrants”) were issued to the June 2008 Investor in exchange for the cancellation of the June 2008 Warrants;

•
the exercise price of 526,506 warrants to purchase shares of our common stock, which we originally issued to the June 2008 Investor on December 31, 2009 (the “December 31, 2009 Warrants”), was reduced from $1.63 per share to $1.00 per share, subject to adjustment under certain circumstances;

•	the expiration date of the December 31, 2009 Warrants was extended to December 31, 2013;

•	amended and restated warrants (the “Amended December 31, 2009 Warrants”) were issued to the June 2008 Investor in exchange for the cancellation of the December 31, 2009 Warrants;

•	a loan extension fee in the amount of $17,164 is to be paid to the June 2008 Investor on or before December 31, 2012;

•
the June 2008 Investor (i) waived any “Event of Default” resulting from our failure to pay any principal and/or interest when due pursuant to the terms of the June 2008 Note, and (ii) rescinded any oral and/or written notice of default delivered to us in connection therewith; and

•
the number of shares of our common stock pledged by Yang Yong Shan, our Chairman, Chief Executive Officer and President, to secure our obligations under the Amended June 2008 Note was increased from 2,104,950 shares to 4,000,000 shares.

Expiration of Warrants

Issued and outstanding warrants to purchase an aggregate of 3,360,019 shares of our common stock, which were originally issued in connection with the private placements we consummated in October 2007, have recently expired, as follows:

•	On August 2, 2011, 833,811 warrants (originally issued on October 9, 2007), exercisable at $1.50 per share, expired unexercised;

•	On August 2, 2011, 981,747 warrants (originally issued on October 9, 2007), exercisable at $3.26 per share, expired unexercised; and

•	On August 12, 2011, 1,544,461 warrants (originally issued on October 19, 2007), exercisable at $3.26 per share, expired unexercised.

Advances from Our Chairman

In the second quarter of 2011, Yang Yong Shan, our Chairman, Chief Executive Officer and President made interest-free advances to us in the aggregate amount of $440,782. We used these funds for repayment of certain existing indebtedness and expenses. This amount is repayable to Mr. Yang on demand.

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

Supply of Infant Formula

It is estimated that the demand for infant formula in the PRC outstrips supply by at least 2-to-1. In recent years, our production capabilities have not been able to keep up with demand for our products. In March 2011, we received authorization from the PRC government to begin production at our new facility in Hailun City, which we believe will enable us to increase our annual production capacity of milk powder by approximately 10,000 tons. We expect that this increase in production capacity of approximately 111% will result in corresponding increases in our sales revenues, cost of goods sold and sales and administrative expenses.

In the second quarter of 2011, management implemented its strategy to consolidate production of all of our infant formula products at our new state-of-the-art facility in Hailun City, rather than incurring the costs to upgrade our production facility in Beian City to meet increased government standards. We will continue to manufacture other milk powder, rice powder and soybean powder products at the Beian City production facility.

Product Pricing and Raw Material Supply

Historically we have been able to obtain sufficient raw milk and other raw materials to meet our production needs. The price of raw milk is affected by regional market in Heilongjiang Province, PRC, while other raw materials are affected by global markets. We expect that the raw materials we require to produce our products will continue to be readily available to us for the foreseeable future. In 2011, the prices of certain raw materials we use to produce our products have increased, and we expect them to continue to increase, due to inflation. We believe we will be able to increase the prices of our products to pass on any higher raw material costs to consumers. However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

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

Outstanding Debt

We have incurred substantial indebtedness through loans made to us by certain investors and lenders.  Our agreements with these investors and lenders, and the promissory notes we issued in connection with such agreements, contain various covenants, including, in certain instances, cross-default provisions.  These loan covenants may negatively affect our business, financial condition, operating results and cash flows in many ways, including:

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

Historically, we have not been able to repay certain of our loans as they have come due.  We plan to repay the loans with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity and/or debt offerings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

Results of Operations

Three-Month Period Ended June 30, 2011 Compared to Three-Month Period Ended June 30, 2010

The following summarizes changes in our operations for the three months ended June 30, 2011 and 2010.  Net income increased by $346,765, from $1,283,946 in the three months ended June 30, 2010, to $1,630,711 for the three months ended June 30, 2011.  The increase in net income during the three months ended June 30, 2011, as compared to the same time period in the prior year, was due to a decrease in our selling and administrative expenses as well as other factors further described below.

Sales and Cost of Goods Sold

	For the Three Months Ended June 30,
	2011	2010
Sales	$14,487,068	$13,309,502
Cost of Goods Sold	7,634,895	6,794,707
Gross Profit	$6,852,173	$6,514,795

Sales. Sales volume decreased by 203 metric tons, or 8.3%, period on period, to 2,250 metric tons for the three months ended June 30, 2011, from 2,453 metric tons for the three months ended June 30, 2010.  Sales revenues increased by $1,177,566, or 8.8%, from $13,309,502 in the three months ended June 30, 2010, to $14,487,068 for the three months ended June 30, 2011.  The increase in sales was primarily due to an increase in the average selling price of $1,013 per metric ton for our products, offset by the reduction in volume for all of our products of 203 metric tons, resulting from a slow-down in production during the quarter to comply with new product packaging standards required by the PRC government, and to implement our strategy to consolidate production of all of our infant formula products at our new state-of-the-art facility in Hailun City, rather than incurring the costs to upgrade our production facility in Beian City to meet increased government standards.

Sales by product line.  A break-down of our sales by product line for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011			2010			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Milk powder	1,741	12,778,372	88.2	1,822	11,517,627	86.5	(81)
Rice powder	50	298,797	2.1	72	408,453	3.1	(22)
Soybean powder	171	295,549	2.0	218	356,712	2.7	(47)
Subcontracting	288	1,114,350	7.7	341	1,026,710	7.7	(53)
Total	2,250	14,487,068	100.0	2,453	13,309,502	100.0	(203)

There were various changes to the break-down of sales among our product lines over the three months ended June 30, 2011, as we decreased production in most all lines due to a change in packaging requirements instituted by the PRC government in May 2011.  Milk powder accounted for 88.2% of our second quarter 2011 sales mix, at an average selling price of $7,340 per metric ton, as compared to 86.5% of our second quarter 2010 sales mix, at an average selling price of $6,321 per metric ton.  Rice powder accounted for 2.1% of our sales mix for the three months ended June 30, 2011, at an average selling price of $5,976 per metric ton, as compared to 3.1% of our sales mix in the three months ended June 30, 2010, at an average selling price of $5,673 per metric ton.  Soybean powder accounted for 2.0% of our sales mix for the three months ended June 30, 2011, at an average selling price of $1,728 per metric ton, as compared to 2.7% of our sales mix in the three months ended June 30, 2010, at an average selling price of $1,636 per metric ton.  Our subcontract production accounted for 7.7% of our sales mix for the three months ended June 30, 2011, at an average selling price of $3,869 per metric ton, as compared to 7.7% of our sales mix for the three months ended June 30, 2010, at an average sales price of $3,011 per metric ton.

A breakdown of our average selling price by product line for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
Average selling prices	2011	2010	Variance
	$	$	$	%
Milk powder	7,340	6,321	1,019	16.1
Rice powder	5,976	5,673	303	5.3
Soybean powder	1,728	1,636	92	5.6
Subcontracting	3,869	3,011	858	28.5
All products	6,439	5,426	1,013	18.7

Cost of Goods Sold.  Cost of goods sold increased by $840,188, or 12.4%, from $6,794,707 in the three months ended June 30, 2010, to $7,634,895 for the three months ended June 30, 2011.  This increase was related to an increase in the cost of fresh milk by approximately 11% and a shift in production to our new production line during the three months ended June 30, 2011.  Overall our cost per metric ton increased by $623, or 22.5%, to $3,393 per metric ton in the three months ended June 30, 2011, as compared to $2,770 per metric ton in three months ended June 30, 2010, due to increases in the price of raw materials we use to produce our products and increased depreciation expense from the use of the new facility.  We expect that the raw materials we require to produce our products will continue to increase in the short-term due to inflation.  We believe we will be able to increase the prices of our products to pass on any higher raw material costs to consumers.  However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

A breakdown of cost of sales by product line for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011	2010	Variance
	$	$	$	%
Cost of sales
Milk powder	6,289,235	5,471,288	817,947	14.9
Rice powder	117,178	136,936	(19,758)	(14.4)
Soybean powder	205,246	257,202	(51,956)	(20.2)
Subcontracting	1,023,236	929,281	93,955	10.1
Total	7,634,895	6,794,707	840,188	12.4

Cost per units sold(per ton)
Milk powder	3,612	3,003	609	20.3
Rice powder	2,344	1,902	442	23.2
Soybean powder	1,200	1,180	20	1.7
Subcontracting	3,553	2,725	828	30.4
Average cost per unit sold	3,393	2,770	623	22.5

Gross Profit. Gross profit was $6,852,173, or 47.3% of our sales for the three months ended June 30, 2011, as compared to gross profit of $6,514,795, or 48.9% of sales, for the three months ended June 30, 2010.  During the three months ended June 30, 2011, our gross margin on milk powder decreased to 50.8%, from 52.5% in the same period of the prior year, due to a 14.9% increase in cost per metric ton of our products, offset by an increase in average selling price of 16.1%.  The gross margin for rice powder decreased 5.7% to 60.8% in the three months ended June 30, 2011, as compared to 66.5% in the three months ended June 30, 2010, due to an increase in the average cost per ton of 23.2%, partially offset by an increase in average selling price of 5.3% in the three months ended June 30, 2011 as compared to the same period in 2010.

A breakdown of gross margin by product line for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011		2010		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	6,489,137	50.8	6,046,339	52.5	(1.7)
Rice powder	181,619	60.8	271,517	66.5	(5.7)
Soybean powder	90,303	30.6	99,510	27.9	2.7
Subcontracting	91,114	8.2	97,429	9.5	(1.3)
Total	6,852,173	47.3	6,514,795	48.9	(1.6)

Operating Expenses

	For the Three Months Ended June 30,
	2011	2010
Operating Expenses
Selling and administrative expenses	$3,810,069	$4,004,280
Depreciation and amortization	85,271	51,724
Total operating expenses	$3,895,340	$4,056,004

Selling Expenses. Selling expenses overall decreased by $172,107, or 5.5%, from $3,119,519 in the three months ended June 30, 2010, to $2,947,412 for the three months ended June 30, 2011. The major factor in the decrease in our selling expenses was a reduction in our advertising expense of $442,233, or 99.9%, to $587 in 2011, from $442,820 in 2010, due to a decreased marketing campaign in 2011 to allow for the change in packaging.  This decrease was partially offset by increases in:

•	Promotion expenses, by $113,047, or 17.2%, to $770,422 in 2011, from $657,375 in 2010, as we increased our direct marketing as compared to 2010.

•	Outdoor promotion expenses, by $33,892, or 13.2%, to $290,948 in 2011, from $257,056 in 2010, as a result of increased marketing using outdoor promotion in 2011.

•	Selling salary expenses, by $62,745, or 10.0%, to $689,329 in 2011, from $626,584 in 2010, as we increased our direct marketing campaign in 2011.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $22,102, or 2.5%, from $884,761 in three months ended June 30, 2010, to $862,659 for the three months ended June 30, 2011. The major factors in the decrease in administrative expenses are as follows:

•	Decrease of salary and stock option expenses of $121,595, to $108,792 in 2011, from $230,387 in 2010, as a result of no additional stock options being granted since late 2009.

•	Decrease in travel expenses of $43,836, to $26,183 in 2011, from $70,019 in 2010, as a result of decreased travel during 2011.

•	Decrease in investor relations expenses of $97,864, to $1,594 in 2011, from $99,458 in 2010, as a result of decreased use of investor relation services during 2011.

These decreases were partially offset by an increase of $160,902 in consultation expense as compared with 2010 and an increase in legal and accounting expenses of $129,758 as compared with 2010.

Provision for Income Taxes

	For the Three Months Ended June 30,
	2011	2010
Provision for Income Taxes
Current	$934,089	$391,243
Deferred	-	-
	$934,089	$391,243

Provision for Income Taxes. Income taxes increased by $542,846, or 138.7%, from $391,243 for the three months ended June 30, 2010, to $934,089 for the three months ended June 30, 2011. This increase was due to the increase in our taxable income in our operating subsidiaries.

Six-Month Period Ended June 30, 2011 Compared to Six-Month Period Ended June 30, 2010

The following summarizes changes in our operations for the six months ended June 30, 2011 and 2010.   Net income increased by $4,621,486, from a loss of $1,012,698 in the six months ended June 30, 2010, to income of $3,608,788 for the six months ended June 30, 2011. The increase in net income during the six months ended June 30, 2011, as compared to the same time period in the prior year, was due to liquidated damages we incurred during the prior year in connection with the extension of the expiration dates of certain of our issued and outstanding warrants offset by other factors as further described below.

Sales and Cost of Goods Sold

	For the Six Months Ended June 30,
	2011	2010
Sales	$29,166,120	$27,562,358
Cost of Goods Sold	15,124,502	13,948,479
Gross Profit	$14,041,618	$13,613,879

Sales. Sales volume decreased by 331 metric tons, or 6.6%, period on period, to 4,721 metric tons for the six months ended June 30, 2011, from 5,052 metric tons for the six months ended June 30, 2010.  Sales revenues increased by $1,603,762, or 5.8%, from $27,562,358 in the six months ended June 30, 2010, to $29,166,120 for the six months ended June 30, 2011.  This increase was due to an increase in the average selling price for all of our products, by $722 per metric ton, as compared to the six months ended June 30, 2010, partially offset by a decrease in the quantity of products we sold resulting from a slow-down in production to comply with new product packaging standards required by the PRC government, and to implement our strategy to consolidate production of all of our infant formula products at our new state-of-the-art facility in Hailun City, rather than incurring the costs to upgrade our production facility in Beian City to meet increased government standards.

Sales by product line.  A break-down of our sales by product line for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011			2010			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance
Milk powder	3,742	25,994,962	89.0	3,780	23,941,820	86.8	(38)
Rice powder	127	754,644	2.6	150	853,040	3.1	(23)
Soybean powder	405	693,036	2.4	451	739,183	2.7	(46)
Subcontracting	447	1,723,478	6.0	671	2,028,315	7.4	(224)
Total	4,721	29,166,120	100.0	5,052	27,562,358	100.0	(331)

There were various changes to the break-down of sales among our product lines over the six months ended June 30, 2011, as production decreased in all lines, but we attempted to adjust our sales mix to higher margin products.  Milk powder accounted for 89.0% of the 2011 sales mix, at an average selling price of $6,947 per metric ton, as compared to 86.8% in 2010, at an average selling price of $6,334 per metric ton.  Rice powder accounted for 2.6% of our sales mix for the six months ended June 30, 2019, at an average selling price of $5,942 per metric ton, as compared to 3.1% of our sales mix in the six months ended June 30, 2010, at an average selling price of $5,687 per metric ton.  Soybean powder accounted for 2.4% of our sales mix for the six months ended June 30, 2011, at an average selling price of $1,711 per metric ton, as compared to 2.7% of our sales mix in the six months ended June 30, 2010, at an average selling price of $1,639 per metric ton.  We decreased our subcontract production during the six months ended June 30, 2011 to 6.0% of the sales mix, at an average selling price of $3,856 per metric ton, as compared to 7.4% of the sales mix in the six months ended June 30, 2010, at an average sales price of $3,023 per metric ton.

A breakdown of our average selling price by product line for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
Average selling prices	2011	2010	Variance
	$	$	$	%
Milk powder	6,947	6,334	613	9.7
Rice powder	5,942	5,687	255	4.5
Soybean powder	1,711	1,639	72	4.4
Subcontracting	3,856	3,023	833	27.6
All products	6,178	5,456	722	13.2

Cost of Goods Sold.  Cost of goods sold increased by $1,175,923, or 8.4%, from $13,948,479 in the six months ended June 30, 2010, to $15,124,502 for the six months ended June 30, 2011.  This increase was related to an increase in the cost of fresh milk by approximately 11% and a shift in production to our new production line during the six months ended June 30, 2011.  Overall our cost per metric ton increased by $443, or 16.0%, to $3,204 per metric ton in the six months ended June 30, 2011, as compared to $2,761 per metric ton in six months ended June 30, 2010, due to increases in the price of raw materials we use to produce our products.  We expect that the raw materials we require to produce our products will continue to increase in the short-term due to inflation.  We believe we will be able to increase the prices of our products to pass on any higher raw material costs to consumers.  However, there is no guarantee that we will be able to raise prices to the full extent necessary to cover rises in costs for raw materials, which could have a negative material impact on our financial condition and results of operations.

A breakdown of cost of sales by product line for the years ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010	Variance
	$	$	$	%
Cost of sales
Milk powder	12,845,247	11,293,235	1,552,012	13.7
Rice powder	295,939	311,284	(15,345)	(4.9)
Soybean powder	481,275	522,807	(41,532)	(7.9)
Subcontracting	1,502,041	1,821,253	(319,212)	(17.5)
Total	15,124,502	13,948,579	1,175,923	8.4

Cost per units sold(per ton)
Milk powder	3,433	2,988	445	14.9
Rice powder	2,330	2,075	255	12.3
Soybean powder	1,188	1,159	29	2.5
Subcontracting	3,360	2,714	646	23.8
Average cost per unit sold	3,204	2,761	443	16.0

Gross Profit. Gross profit was $14,041,618, or 48.1% of our sales for the six months ended June 30, 2011, as compared to gross profit of $13,613,879, or 49.4%, for the six months ended June 30, 2010.  During the six months ended June 30, 2011, our gross margin on milk powder decreased to 50.6%, from 52.8% in the same period of the prior year, due to an increase in the cost per metric ton of 14.9%, partially offset by a 9.7% increase in the average selling price from the six months ended June 30, 2010.  The gross margin for soybean powder increased 1.3% to 30.6% in the six months ended June 30, 2011, as compared to 29.3% in the six months ended June 30, 2010, due to an increase in the average selling price of 4.4% in the six months ended June 30, 2011 as compared to the same period in 2010.

A breakdown of gross margin by product line for the years June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011		2010		Period-on-period
Product category	$ Amount	Gross Margin %	$ Amount	Gross Margin %	Margin Variance

Milk powder	13,149,715	50.6	12,648,685	52.8	(2.2)
Rice powder	458,705	60.8	541,756	63.5	(2.7)
Soybean powder	211,761	30.6	216,376	29.3	1.3
Subcontracting	221,437	12.8	207,062	10.2	2.6
Total	14,041,618	48.1	13,613,879	49.4	(1.5)

Operating Expenses

	For the Six Months Ended June 30,
	2011	2010
Operating Expenses
Selling and administrative expenses	$7,635,688	$7,906,670
Liquidated damages	-	5,021,669
Depreciation and amortization	329,808	102,952
Total operating expenses	$7,965,496	$13,031,291

Selling Expenses. Selling expenses overall decreased by $228,033, or 3.6%, from $6,265,556 in the six months ended June 30, 2010, to $6,037,523 for the six months ended June 30, 2011. The major factor in the decrease in selling expenses was a decrease in advertising expense by $705,810, or 88.5%, to $91,752 in 2011, from $797,562 in 2010, due to our switch to more of a direct marketing campaign in 2011.  This decrease was partially offset by increase in:

•	Promotion expenses, by $211,080, or 15.8%, to $1,547,725 in 2011, from $1,336,645 in 2010, as we conducted more direct marketing as compared to 2010.

•	Outdoor promotion expenses, by $41,848, or 7.9%, to $573,289 in 2011, from $531,441 in 2010, as we shifted our marketing campaign in 2010.

•	Selling salary expenses, by $107,014, or 8.3%, to $1,396,095 in 2011, from $1,289,081 in 2010, as a result of our increased sales in 2011.

Rather than using a wholesaler, our sales people deal directly with the retail outlets.  This business model has higher sales expenses compared to the traditional business model, but creates better profit margins for us.

Administrative Expenses. Administrative expenses decreased by $42,949, or 2.6%, from $1,641,114 in six months ended June 30, 2010, to $1,598,165 for the six months ended June 30, 2011. The major factors in the decrease in administrative expenses are as follows:

•	Decrease in salary and stock option expenses of $269,329, to $332,937 in 2011, from $602,266 in 2010, as a result of no additional stock options being granted since late 2009.

•	Decrease in travel expenses of $68,968, to $61,169 in 2011, from $130,137 in 2010, as a result of decreased travel during 2011.

•	Decrease in investor relations expenses of $95,226, to $30,332 in 2011, from $125,558 in 2010, as a result of decrease in use of investor relation professional services during 2011.

These increases were partially offset by an increase of $323,249 in consultation expenses as compared with 2010 and an increase in legal and accounting expenses of $134,928 as compared with 2010.

Liquidated Damages. We recorded $5,021,669 in liquidated damages during the six months ended June 30, 2010, as a result of the extension of warrants previously issued by us to satisfy certain registration rights provisions. There was no similar non-cash charge for liquidated damages in the same period in 2011.  See Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

	For the Six Months Ended June 30,
	2011	2010
Provision for Income Taxes
Current	$1,892,125	$812,742
Deferred	-	-
	$1,892,125	$812,742

Provision for Income Taxes. Income taxes increased by $1,079,383, or 132.8%, from $812,742 for the six months ended June 30, 2010, to $1,892,125 for the six months ended June 30, 2011.  This increase was due to the increase in our taxable income in our operating subsidiaries.

Liquidity and Capital Resources

Uses of Capital

	For the Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$4,781,829	$3,797,949

Net cash used in investing activities	$(846,486)	$(11,709,446)

Net cash (used in) provided by financing activities	$(39,175)	$5,625,284

Net Cash Provided By Operating Activities.  For the six months ended June 30, 2011, $4,781,829 was provided by operating activities, compared with $3,797,949 provided by operating activities for the six months ended June 30, 2010.  Our net cash flows provided from operating activities during 2010 increased due to the following factors:

•	Operations provided $3,608,788 of net cash during the six months ended June 30, 2010.

•	Trade accounts receivable decreased by $1,637,602, due to increased collections during the period.

•	Inventory increased by $22,703, due to adjustments required in connection with our increased sales of our products during the current period.

•	Other current assets increased by $994,197, primarily due to increased advances to milk suppliers.

•	Accounts payable and accrued expenses decreased by $684,577 at June 30, 2011, due to our reduction of certain payables.

Net Cash Used In Investing Activities.  For the six months ended June 30, 2011, we used $846,486 in investing activities, compared with $11,709,446 used in investing activities for the six months ended June 30, 2010.  The net cash used was primarily for the construction and equipping of our new production facility.

Net Cash (Used In) Provided By Financing Activities.  For the six months ended June 30, 2011 there was $39,175 used in financing activities, compared with $5,625,284 provided by financing activities for the six months ended June 30, 2010.  During 2011, we received advances from our Chairman in the aggregate amount of $440,782, offset by payments we made in the amount of $479,957 related to the Sale and Leaseback Transaction described in “—Liquidity and Capital Resources—General” below.  We raised $296,408 through the exercise of warrants during the six months ended June 30, 2010, in connection with the consummation of warrant tender offers.  We also completed the Sale and Leaseback Transaction described in “—Liquidity and Capital Resources—General” below, which provided $5,006,340 during the six months ended June 30, 2010.

General

Cash and cash equivalents at June 30, 2011 increased by approximately 24.9% to $21,396,775, from $17,131,274 at December 31, 2010.  Working capital decreased from $24,373,846 at December 31, 2010, to $17,761,669 at June 30, 2011, due to a reduction in advances to equipment suppliers (and a corresponding increase in property, plant and equipment) related to our completion of the equipping of our first production line at out new facility.  Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

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

In March 2011, we received authorization from the PRC government to commence production at our new production facility in Hailun City.  The new facility currently has one production line, which we believe has the capacity to produce approximately 10,000 tons of milk powder annually.  This first phase of this project has cost us an aggregate of approximately $22.0 million, including land use rights, construction expenses and equipment costs.

The new facility has the capacity to handle a second production line.  Although there can be no assurance we will add a second production line to our new facility, we currently intend to do so.  If we were to add a second production line at this new facility, we believe it would enable us to produce approximately 10,000 additional tons of milk powder per year, giving us a total annual production capacity of over 29,000 tons of milk powder.  We believe the cost to add a second production line would be an additional $15.0 million.  Although there can be no assurance we will add a second production line to our new facility, we plan to fund the second production line with a combination of retained earnings and, to the extent necessary, funds raised from the capital market through private or public equity offerings, private or public debt offerings and/or equipment lease transactions.  We currently have no sources for the additional financing we would need to add a second production line at our new processing facility.  There can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

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

In fiscal 2010, we:

•	received $296,408 from the exercise of warrants;

•	entered into a loan agreement with an unrelated third party, pursuant to which we borrowed $1,180,000, at an interest rate of 10% per annum; and

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

We applied the proceeds from these transactions to completing the first production line of our new production facility and to general working capital purposes.

So far, in fiscal 2011, we:

•	received advances from our Chairman in the aggregate amount of $440,782; and

•
sold Convertible Promissory Notes in the aggregate principal amount of $340,000 to certain accredited investors.  We are used these proceeds primarily for repayment of certain existing indebtedness and expenses.

Currently, we spend approximately 8%-12% of total revenues on advertising and promotional efforts throughout the year.  We spent approximately $6.1 million on advertising and promotion in fiscal 2010.  We currently expect to spend an aggregate of approximately $6.0 million on advertising and promotion in fiscal 2011, of which we have already spent approximately $2.5 million during the six months ended June 30, 2011.

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

Warrants

As of the date hereof, we have outstanding exercisable warrants to purchase an aggregate of 4,977,006 shares of our common stock, of which:

•	1,332,958 are exercisable at a price of $1.00 per share;

•	975,933 are exercisable at a price of $1.63 per share;

•	1,717,600 are exercisable at a price of $1.65 per share;

•	875,515 are exercisable at a price of $2.04 per share;

•	75,000 are exercisable at a price of $2.61 per share; and

If all of these warrants are exercised, we will receive gross proceeds of approximately $7,739,570, although there can be no assurance that any of these warrants will be exercised.

Promissory Notes

The September 2011 Notes

The September 2011 Notes have a principal balance of $340,000 and mature on the one-year anniversary of their date of issuance.  The principal bears interest at a rate of 15% per annum, which is also payable on maturity.  Upon the maturity of the September 2011 Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 17% per annum, until the obligation is paid in full.  We may from time-to-time prepay any amount due under the September 2011 Notes, in whole or in part, without penalty.  The principal amount of the September 2011 Notes, and any accrued and unpaid interest thereon, may be converted into such number of shares of common stock of the Company as is determined by dividing the amount to be converted by a price equal to the greater of (i) $1.00, or (ii) 75% of the offering price for the securities we offer in our next offering of equity securities which results in cumulative gross offering proceeds of at least $2,000,000.  Upon the occurrence of an “Event of Default” under the terms of the September 2011 Notes, the entire unpaid principal balance of the September 2011 Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without presentment, demand, protest or notice of any kind.

Advances from Our Chairman

In the second quarter of 2011, Yang Yong Shan, our Chairman, Chief Executive Officer and President made interest-free advances to us in the aggregate amount of $440,782. This amount is repayable to Mr. Yang on demand.

The December 2010 Term Loan Note

The promissory note we issued in connection with a loan transaction we consummated in December 2010 (the “December 2010 Term Loan Note”) has a principal balance of $380,000 and bears interest at a rate of 10% per annum, which is also payable on maturity.  The December 2010 Term Loan Note has a stated maturity date of December 1, 2011.  Upon the maturity of the December 2010 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum default interest, until the obligation is paid in full.  Any regular interest or default interest not paid when due under the December 2010 Term Loan Note shall be added to the principal of the December 2010 Term Loan Note.  We may from time-to-time prepay any amount due under the December 2010 Term Loan Note, in whole or in part, without penalty.  The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

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

The Amended June 2010 Term Loan Note

The promissory note we issued in connection with the June 2010 Term Loan, as amended (the “Amended June 2010 Term Loan Note”), has a principal balance of $800,000.  The interest rate on the Amended June 2010 Term Loan Note is 10% per annum and is payable on maturity.  The Amended June 2010 Term Loan Note has a stated maturity date of June 24, 2012.  Upon the maturity of the Amended June 2010 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum, until the obligation is paid in full.  Any regular interest or default interest not paid when due under the Amended June 2010 Term Loan Note shall be added to the principal of the Amended June 2010 Term Loan Note.  We may from time-to-time prepay any amount due under the Amended June 2010 Term Loan Note, in whole or in part, without penalty.  The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

The Amended December 2009 Notes

The promissory notes we originally issued in connection with the private placement we consummated in December 2009, as amended on December 24, 2010 and August 30, 2011 (the “Amended December 2009 Notes”), have an aggregate principal balance of $1,750,000 and a stated maturity date of December 31, 2011.  The Amended December 2009 Notes had an interest rate of 10% through February 22, 2011, and currently bear interest at a rate of 15% per annum.  We have prepaid all interest due under the Amended December 2009 Notes.  So long as we have any obligations under the Amended December 2009 Notes, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money; (d) sell, lease or otherwise dispose of any significant portion of our assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity.  The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in the Amended December 2009 Notes.  Our repayment of amounts due under the Amended December 2009 Notes is secured by a pledge of an aggregate of 5,883,329 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

The Amended November 2009 Term Loan Note

The promissory note we issued in connection with a loan transaction we consummated in November 2009, as amended on November 30, 2010 (the “Amended November 2009 Term Loan Note”), has a principal balance of $1,750,000 and bears interest at a rate of 10% per annum, which is also payable on maturity.  The Amended November 2009 Term Loan Note has a stated maturity date of November 30, 2011.  Upon the maturity of the Amended November 2009 Term Loan Note, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the rate of 12% per annum default interest, until the obligation is paid in full.  Any regular interest or default interest not paid when due under the Amended November 2009 Term Loan Note shall be added to the principal of the Amended November 2009 Term Loan Note.  We may from time-to-time prepay any amount due under the Amended November 2009 Term Loan Note, in whole or in part, without penalty.  The entire unpaid principal balance, together with accrued interest, shall become due and payable, without presentment, demand, protest, notice of protest or other notice of dishonor of any kind upon the occurrence of an “Event of Default,” as defined in our Loan Agreement with the lender.

The Amended June 2008 Note

The promissory note we originally issued in connection with the private placement we consummated in June 2008, as amended on December 31, 2008, December 31, 2009 and August 31, 2011 (the “Amended June 2008 Note”), which matured on December 31, 2010, has a principal balance of $1,716,411 (which amount includes interest accrued through December 31, 2009), and a stated maturity date of December 31, 2012.  The Amended June 2008 Note had an interest rate of 8% through December 31, 2008, 10% through December 31, 2010, and currently bears interest at a rate of 15% per annum.  Commencing on September 1, 2011, and continuing until such time as accrued and unpaid interest in the aggregate amount of $343,282 (the “Accrued Interest”), representing the full amount of accrued and unpaid interest payable on the indebtedness represented by the June 2008 Note for the period from January 1, 2010 through August 31, 2011, has been paid by us to the June 2008 Investor, we shall pay $50,000 (or such lesser amount of Accrued Interest as is then remaining) to the June 2008 Investor on the first day of each month, to be applied against such Accrued Interest, subject to a forty-five (45) day cure period.  So long as we have any obligation under the Amended June 2008 Note, there are limitations on our ability to: (a) pay dividends or make other distributions on our capital stock; (b) redeem, repurchase or otherwise acquire any of our securities; (c) create, incur or assume any liability for borrowed money (except as is related to the completion of the construction of our new production facility); (d) sell, lease or otherwise dispose of any significant portion of its assets; (e) lend money, give credit or make advances; or (f) assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person or entity.  Upon the occurrence of any “Event of Default” under the Amended June 2008 Note, unless such Event of Default shall have been waived in writing by the holder, the holder may consider the Amended June 2008 Note immediately due and payable, without presentment, demand, protest or notice of any kind, and the holder may immediately enforce any and all of its rights and remedies provided in the Amended June 2008 Note or any other right or remedy afforded by law.  Our repayment of amounts due under the Amended June 2008 Note is secured by a pledge of an aggregate of 4,000,000 shares of our common stock beneficially owned by Yang Yong Shan, our Chairman, Chief Executive Officer and President.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of June 30, 2011, were as follows:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	After 3-5 years	More than 5 years
Construction contract	496,643	496,643	-	-	-
Debt Obligations	7,106,816	7,106,816	-	-	-
Capital leases	4,132,776	1,033,194	3,099,582
Operating leases	62,809	62,809	-	-	-
Total:	$11,799,044	$8,699,462	$3,099,582	$-	$-

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

As of June 30, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” contained in our Form 10-K.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the interim period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

September 2011 Private Placement

In September 2011, in connection with the September 2011 Private Placements, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—September 2011 Private Placement” above, which disclosure is incorporated herein by reference, we issued to the September 2011 Investors (a) duly executed September 2011 Notes in the aggregate principal amount of $340,000, and (b) 34,000 Investor Shares.  For more information regarding the September 2011 Notes see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Promissory Notes—The September 2011 Notes”.

In addition, in partial consideration for its services in connection with the September 2011 Private Placements, we issued the Placement Agent 34,000 Placement Agent Shares.

We believe that the issuances of the September 2011 Notes, Investor Shares and Placement Agent Shares in connection with the September 2011 Private Placements are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Restructuring of Outstanding Loans

Second Amendment to December 24, 2009 Securities Purchase Agreement

On August 30, 2011, in connection with the Second Amendment, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Restructuring of Outstanding Loans—Second Amendment to December 24, 2009 Securities Purchase Agreement” above, which disclosure is incorporated herein by reference, we issued to the December 2009 Investors (a) the Amended December 2009 Notes in the aggregate principal amount of $1,750,000, and (b) the Amended December 24, 2009 Warrants to purchase an aggregate of 536,809 shares of our common stock, at an exercise price of $1.63 per share.  For more information regarding the Amended December 2009 Notes see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Promissory Notes—The Amended December 2009 Notes.”

In addition, in partial consideration for its services in connection with the consummation of the transactions contemplated by the Second Amendment, we issued the Consultant the Amended Consultant Warrants to purchase 44,643 shares of our common stock at $1.00 per share, and the Additional Consultant Warrants to purchase 75,000 shares of our common stock, at an exercise price of $1.00 per share.

We believe that the issuances of the Amended December 2009 Notes, Amended December 24, 2009 Warrants, Amended Consultant Warrants and Additional Consultant Warrants in connection with the Second Amendment are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

First Amendment to June 24, 2009 Loan Agreement

On August 30, 2011, in connection with the First Amendment, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Restructuring of Outstanding Loans—First Amendment to June 24, 2009 Loan Agreement” above, which disclosure is incorporated herein by reference, we issued to the June 2010 Lender the Amended June 2010 Note in the principal amount of $800,000.  For more information regarding the Amended June 2010 Note see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Promissory Notes—The Amended June 2010 Note”.

We believe that the issuance of the Amended June 2010 Note in connection with the First Amendment is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Third Amendment to June 12, 2008 Securities Purchase Agreement

On August 31, 2011, in connection with the Third Amendment, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Restructuring of Outstanding Loans—Third Amendment to June 12, 2008 Securities Purchase Agreement” above, which disclosure is incorporated herein by reference, we issued to the June 2008 Investor (a) the Amended June 2008 Note in the principal amount of $1,716,411, (b) the Amended June 2008 Warrants to purchase shares of our common stock at an exercise price of $1.00 per share, and (c) the Amended December 31, 2009 Warrants to purchase 526,506 shares of our common stock at an exercise price of $1.00 per share.  For more information regarding the Amended June 2008 Note see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Promissory Notes—The Amended June 2008 Note”.

We believe that the issuances of the Amended June 2008 Note, Amended June 2008 Warrants, and Amended December 31, 2009 Warrants in connection with the Third Amendment are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2011, outstanding promissory notes in the aggregate principal amount of $4,266,411 were past due.  We have since restructured these loans.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments” above.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

In the second fiscal quarter of 2011, Yang Yong Shan, our Chairman, Chief Executive Officer and President made interest-free advances to us in the aggregate amount of $440,782. We used the advances for repayment of certain existing indebtedness and expenses.  This amount is repayable to Mr. Yang on demand.

Item 6.	Exhibits

Exhibit No.	Description
4.1
Form of Amended and Restated Promissory Notes in the aggregate principal amount of $1,750,000, issued August 30, 2011 (originally issued on December 24, 2009, as previously amended on December 24, 2010) — Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.2
Form of Amended and Restated Warrants to purchase 536,809 shares of the Company’s common stock, issued August 30, 2011 (originally issued on December 24, 2009) — Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.3
Amended and Restated Warrants to purchase 44,643 shares of the Company’s common stock, issued August 30, 2011 (originally issued on November 23, 2009, as previously amended August 12, 2010) — Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.4
Warrants to purchase 75,000 shares of the Company’s common stock, issued August 30, 2011— Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.5
Amended and Restated Promissory Note in the principal amount of $800,000, issued August 31, 2011 (originally issued June 24, 2010) — Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.6
Amended and Restated Promissory Note in the principal amount of $1,716,411, issued August 31, 2011 (originally issued June 12, 2008, as previously amended December 31, 2009 and December 31, 2010) — Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.7
Amended and Restated Warrants to purchase 150,000 shares of the Company’s common stock, issued August 31, 2011 (originally issued June 12, 2008, as previously amended on December 31, 2009) — Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.8
Amended and Restated Warrants to purchase 526,506 shares of the Company’s common stock, issued August 31, 2011 (originally issued December 31, 2009) — Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

4.9	Form of Convertible Promissory Note in connection with the 2011 Offering — Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011
10.1
Second Amendment to Securities Purchase Agreement, dated August 30, 2011 (originally dated December 24, 2009, as amended on December 24, 2010) — Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

10.2
Amended and Restated Pledge Agreement, dated August 30, 2011 (originally dated December 24, 2009) — Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

Exhibit No.	Description
10.3
Amended and Restated Irrevocable Payment Instruction, dated August 30, 2011 (originally dated December 24, 2009) — Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

10.4
Amended and Restated Put Agreement, dated August 30, 2011 (originally dated December 24, 2009) — Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

10.5	Letter Agreement, dated August 30, 2011— Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011
10.6
First Amendment to Loan Agreement, dated August 30, 2011 (originally dated June 24, 2010) — Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

10.7
Third Amendment to Securities Purchase Agreement, dated August 31, 2011 (originally dated June 12, 2008, as amended on December 31, 2009 and December 31, 2010) — Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011

10.8	Pledge Agreement, dated August 31, 2011— Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011
10.9
Form of Securities Purchase Agreement in connection with the 2011 Offering — Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011

10.10	Form of Pledge Agreement in connection with the 2011 Offering — Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011
31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — Filed herewith
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — Filed herewith
32.1	Certification of principal executive officer pursuant to Section 1350 — Filed herewith
32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: October 26, 2011	By:	/s/ Yang Yong Shan
Yang Yong Shan
Chairman, Chief Executive Officer and
President

Dated: October 26, 2011	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer and Secretary