Form 10-Q/A
period 2011-06-30
EMERALD DAIRY INC
filed 2011-11-15
CIK 815353

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
☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes     ☐ No

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

EXPLANATORY NOTE

Emerald Dairy Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (“Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on October 26, 2011.  The Company is filing this amendment to the Form 10-Q (“Form 10-Q/A”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the consolidated financial statements and related footnotes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  Except as described above, no other changes have been made to the Form 10-Q, and this Form 10-Q/A does not modify or update any other information in the Form 10-Q.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time the Form 10-Q was filed.  Among other things, forward-looking statements made in the Form 10-Q have not been updated or revised to reflect events, results or developments that have occurred, or facts that have become known to the Company after the date of the Form 10-Q, and such forward-looking statements should be read in their historical context.  This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Form 10-Q, including any amendments to those filings.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 13a-14(a)*
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a)*
32.1	Certification of principal executive officer pursuant to Section 1350*
32.2	Certification of principal financial and accounting officer pursuant to Section 1350*
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited); and (iv) Footnotes to Condensed Consolidated Financial Statements (unaudited)**

*	These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, filed with the SEC on October 26, 2011.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD DAIRY INC.

Dated: November 15, 2011	By:	/s/ Yang Yong Shan
Yang Yong Shan Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 15, 2011	By:	/s/ Shu Kaneko
Shu Kaneko Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)